Form 10-Q
period 2024-09-30
COHERENT CORP.
filed 2024-11-06
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
At November 4, 2024, 154,663,982 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	September 30, 2024	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$1,019,648	$926,033
Restricted cash, current	51,417	174,008
Accounts receivable - less allowance for doubtful accounts of $8,625 at September 30, 2024 and $9,511 at June 30, 2024	819,712	848,542
Inventories	1,386,149	1,286,404
Prepaid and refundable income taxes	25,245	26,909
Prepaid and other current assets	328,116	398,203
Total Current Assets	3,630,287	3,660,099
Property, plant & equipment, net	1,875,314	1,817,259
Goodwill	4,595,643	4,464,329
Other intangible assets, net	3,514,687	3,503,247
Deferred income taxes	53,550	40,966
Restricted cash, non-current	711,393	689,645
Other assets	318,426	313,089
Total Assets	$14,699,300	$14,488,634
Liabilities, Mezzanine Equity and Equity
Current Liabilities
Current portion of long-term debt	$69,928	$73,770
Accounts payable	689,672	631,548
Accrued compensation and benefits	196,993	212,458
Operating lease current liabilities	41,890	40,580
Accrued income taxes payable	101,829	90,705
Other accrued liabilities	257,678	294,706
Total Current Liabilities	1,357,990	1,343,767
Long-term debt	3,918,841	4,026,448
Deferred income taxes	751,138	784,374
Operating lease liabilities	176,442	162,355
Other liabilities	226,290	225,411
Total Liabilities	6,430,701	6,542,355
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 shares at September 30, 2024 and June 30, 2024; redemption value - $2,458,208 and $2,427,860, respectively	2,396,605	2,364,772
Shareholders' Equity
Common stock, no par value; authorized - 300,000,000 shares; issued - 170,543,560 shares at September 30, 2024; 168,406,323 shares at June 30, 2024	4,913,672	4,857,657
Accumulated other comprehensive income (AOCI)	273,453	2,640
Retained earnings	658,997	664,940
	5,846,122	5,525,237
Treasury stock, at cost; 16,027,905 shares at September 30, 2024 and 15,626,740 shares at June 30, 2024	(345,045)	(315,122)
Total Coherent Corp. Shareholders’ Equity	5,501,077	5,210,115
Noncontrolling interests (NCI)	370,917	371,392
Total Equity	5,871,994	5,581,507
Total Liabilities, Mezzanine Equity and Equity	$14,699,300	$14,488,634
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended September 30,
	2024	2023
Revenues	$1,348,135	$1,053,083

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	888,003	746,188
Research and development	131,602	113,488
Selling, general and administrative	228,968	211,697
Restructuring charges	24,364	3,018
Interest expense	66,644	73,258
Other income, net	(10,749)	(6,269)
Total Costs, Expenses, & Other Expense	1,328,832	1,141,380

Earnings (Loss) Before Income Taxes	19,303	(88,297)

Income Tax Benefit	(5,558)	(20,763)

Net Earnings (Loss)	24,861	(67,534)
Net Loss Attributable to Noncontrolling Interests	(1,026)	—
Net Earnings (Loss) Attributable to Coherent Corp.	25,887	(67,534)
Less: Dividends on Preferred Stock	31,833	30,173
Net Loss Available to the Common Shareholders	$(5,946)	$(97,707)

Basic Loss Per Share	$(0.04)	$(0.65)

Diluted Loss Per Share	$(0.04)	$(0.65)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended September 30,
	2024	2023
Net Earnings (Loss)	$24,861	$(67,534)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	290,274	(107,903)
Change in fair value of interest rate swap, net of taxes of $1,671 for the three months ended September 30, 2024; and $(1,277) for the three months ended September 30, 2023	3,401	(4,662)
Change in fair value of interest rate cap, net of taxes of $(6,068) for the three months ended September 30, 2024; and $2,145 for the three months ended September 30, 2023	(22,156)	7,600
Pension adjustment, net of taxes of $0 for the three months ended September 30, 2024 and September 30, 2023	(155)	291
Comprehensive Income (Loss)	296,225	(172,208)
Comprehensive Loss Attributable to Noncontrolling Interests	(1,026)	—
Foreign Currency Translation Adjustments Attributable to Noncontrolling Interests	551	—
Comprehensive Income (Loss) Attributable to Coherent Corp.	$296,700	$(172,208)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Three Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities
Net earnings (loss)	$24,861	$(67,534)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	65,882	65,698
Amortization	71,862	72,661
Share-based compensation expense	34,960	45,957
Amortization of debt issuance costs	5,484	3,567
Non-cash restructuring charges	18,352	319
Loss on disposal of property, plant and equipment	(22)	(101)
Unrealized losses (gains) on foreign currency remeasurements and transactions	21,491	(14,462)
Loss (earnings) from equity investments	(392)	243
Deferred income taxes	(42,655)	(39,627)
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	22,583	116,295
Inventories	(54,781)	(16,709)
Accounts payable	44,644	41,985
Contract liabilities	(9,273)	(9,769)
Income taxes	(13,606)	(2,806)
Accrued compensation and benefits	(15,465)	7,482
Other operating net assets (liabilities)	(20,945)	(4,396)
Net cash provided by operating activities	152,980	198,803
Cash Flows from Investing Activities
Additions to property, plant & equipment	(91,984)	(62,197)
Proceeds from the sale of business	27,000	—
Other investing activities	(750)	(1,978)
Net cash used in investing activities	(65,734)	(64,175)
Cash Flows from Financing Activities
Payments on existing debt	(117,859)	(18,683)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	24,405	14,947
Payments in satisfaction of employees' minimum tax obligations	(31,990)	(13,876)
Other financing activities	(219)	(268)
Net cash used in financing activities	(125,663)	(17,880)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	31,189	(9,458)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(7,228)	107,290
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,789,686	837,566
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,782,458	$944,856
Supplemental Information
Cash paid for interest	$63,434	$67,320
Cash paid for income taxes	$33,899	$14,810
Additions to property, plant & equipment included in accounts payable	$60,050	$39,264
Non-Cash Investing and Financing Activities
Conversion of Series A preferred stock to common stock	$—	$445,319
See Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows.

	September 30,
	2024	2023
Cash and cash equivalents	$1,019,648	$935,221
Restricted cash, current	51,417	5,860
Restricted cash, non-current	711,393	3,775
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,782,458	$944,856

Coherent Corp and Subsidiaries
Condensed Consolidated Statements of Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		AOCI	Retained Earnings	Treasury Stock		NCI	Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount			Pref Shares	Amount
Balance - June 30, 2024	168,408	$4,857,657	—	$—	$2,640	$664,940	(15,629)	$(315,122)	$371,392	$5,581,507	215	$2,364,772
Share-based and deferred compensation	2,136	56,015	—	—	—	3	(399)	(29,923)	—	26,095	—	—
Net earnings (loss)	—	—	—	—	—	25,887	—	—	(1,026)	24,861	—	—
Foreign currency translation adjustments	—	—	—	—	289,723	—	—	—	551	290,274	—	—
Change in fair value of interest rate swap, net of taxes of $1,671	—	—	—	—	3,401	—	—	—	—	3,401	—	—
Change in fair value of interest rate cap, net of taxes of $(6,068)	—	—	—	—	(22,156)	—	—	—	—	(22,156)	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	(155)	—	—	—	—	(155)	—	—
Dividends	—	—	—	—	—	(31,833)	—	—	—	(31,833)	—	31,833
Balance - September 30, 2024	170,544	$4,913,672	—	$—	$273,453	$658,997	(16,028)	$(345,045)	$370,917	$5,871,994	215	$2,396,605

	Common Stock		Preferred Stock		AOCI	Retained Earnings	Treasury Stock			Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount	NCI		Pref Shares	Amount
Balance - June 30, 2023	154,721	$3,781,211	2,300	$445,319	$109,726	$944,416	(15,137)	$(293,121)	$—	$4,987,551	215	$2,241,415
Share-based and deferred compensation	1,804	60,748	—	—	—	—	(366)	(13,932)	—	46,816	—	—
Conversion of Series A preferred stock	10,240	445,319	(2,300)	(445,319)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(67,534)	—	—	—	(67,534)	—	—
Foreign currency translation adjustments	—	—	—	—	(107,903)	—	—	—	—	(107,903)	—	—
Change in fair value of interest rate swap, net of taxes of $(1,277)	—	—	—	—	(4,662)	—	—	—	—	(4,662)	—	—
Change in fair value of interest rate cap, net of taxes of $2,145	—	—	—	—	7,600	—	—	—	—	7,600	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	291	—	—	—	—	291	—	—
Dividends	—	—	—	—	—	(30,173)	—	—	—	(30,173)	—	30,173
Balance - September 30, 2023	166,765	$4,287,278	—	$—	$5,052	$846,709	(15,503)	$(307,053)	$—	$4,831,986	215	$2,271,588
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three months ended September 30, 2024 and 2023 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 16, 2024. The condensed consolidated results of operations for the three months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2024 was derived from the Company’s audited consolidated financial statements.
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
In March 2024, the Securities and Exchange Commission (the “SEC”) issued the final rule under SEC Release No. 33-11275 and 34-99678, “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” requiring public companies to provide certain climate-related information in their registration statements and annual reports. The final rules will require information about a company’s climate-related risks that have materially impacted or are reasonably likely to have a material impact on its business strategy, results of operations, or financial condition, and the actual and potential material impacts of any identified climate-related risks on the company’s strategy, business model and outlook, as well as relating to assessment, management, oversight and mitigation of such material risks, material climate-related targets and goals, and material greenhouse gas emissions. Additionally, certain disclosures related to severe weather events and other natural conditions will be required in the audited financial statements. The first phase of the final rule is effective for fiscal years beginning in 2025. Disclosure for prior periods is only required if it was previously disclosed in an SEC filing. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule. We are currently evaluating the impact on our disclosures of adopting this new pronouncement.
Note 3.    Revenue from Contracts with Customers
We believe that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows.

The following tables summarize disaggregated revenue by market ($000):

	Three Months Ended September 30, 2024
	Networking	Materials	Lasers	Total
Industrial	$14,380	$119,646	$272,914	$406,940
Communications	739,156	35,135	—	774,291
Electronics	2,171	74,057	—	76,228
Instrumentation	7,165	8,589	74,922	90,676
Total Revenues	$762,872	$237,427	$347,836	$1,348,135

	Three Months Ended September 30, 2023
	Networking	Materials	Lasers	Total
Industrial	$15,965	$133,203	$255,166	$404,334
Communications	446,274	13,252	—	459,526
Electronics	1,724	88,065	—	89,789
Instrumentation	8,886	10,120	80,428	99,434
Total Revenues	$472,849	$244,640	$335,594	$1,053,083
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities generally relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligations have been satisfied. During the three months ended September 30, 2024, we recognized revenue of $27 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2024. We had $69 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of September 30, 2024. As of September 30, 2024, $56 million of contract liabilities is included within Other accrued liabilities, and $13 million is included within Other liabilities on the Condensed Consolidated Balance Sheet.
Note 4.    Inventories
The components of inventories were as follows ($000):

	September 30, 2024	June 30, 2024
Raw materials	$385,422	$429,888
Work in progress	736,432	620,575
Finished goods	264,295	235,941
Total inventories	$1,386,149	$1,286,404
Note 5.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	September 30, 2024	June 30, 2024
Land and improvements	$67,572	$66,156
Buildings and improvements	793,950	774,991
Machinery and equipment	2,111,407	2,034,310
Construction in progress	440,674	398,884
Finance lease right-of-use asset	25,000	25,000
	3,438,603	3,299,341
Less accumulated depreciation and amortization	(1,563,289)	(1,482,082)
Property, plant, and equipment, net	$1,875,314	$1,817,259

Note 6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Three Months Ended September 30, 2024
	Networking	Materials	Lasers	Total
Balance-beginning of period	$1,036,592	$245,983	$3,181,754	$4,464,329
Foreign currency translation	1,900	2,778	126,636	131,314
Balance-end of period	$1,038,492	$248,761	$3,308,390	$4,595,643
We test goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows ($000):

	September 30, 2024			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,685,122	$(430,328)	$1,254,794	$1,653,289	$(394,040)	$1,259,249
Trade Names	438,470	(8,470)	430,000	438,470	(8,470)	430,000
Customer Lists	2,377,951	(549,878)	1,828,073	2,310,550	(498,252)	1,812,298
Backlog and Other	91,732	(89,912)	1,820	88,792	(87,092)	1,700
Total	$4,593,275	$(1,078,588)	$3,514,687	$4,491,101	$(987,854)	$3,503,247
Note 7.    Debt
The components of debt as of the dates indicated were as follows ($000):

	September 30, 2024	June 30, 2024
Term A Facility, interest at adjusted SOFR, as defined, plus 1.850%	$765,000	$775,625
Debt issuance costs, Term A Facility and Revolving Credit Facility	(12,456)	(13,586)
Term B Facility, interest at adjusted SOFR, as defined, plus 2.500%	2,274,803	2,384,536
Debt issuance costs, Term B Facility	(42,075)	(49,835)
1.30% Term loan	—	335
Facility construction loan in Germany	19,196	19,082
5.000% Senior Notes	990,000	990,000
Debt issuance costs and discount, Senior Notes	(5,699)	(5,939)

Total debt	3,988,769	4,100,218
Current portion of long-term debt	(69,928)	(73,770)
Long-term debt, less current portion	$3,918,841	$4,026,448
Senior Credit Facilities
On July 1, 2022 (the “Closing Date”), Coherent entered into a Credit Agreement by and among the Company, as borrower (in such capacity, the “Borrower”), the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.85% as of September 30, 2024. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. As further amended, the New Term B Loans bear interest at a SOFR rate (subject to a 0.50% floor) plus 2.50% as of September 30, 2024. The maturity of the New Term Loans and revolving credit facility remains unchanged. Debt extinguishment costs related to the replacement of the Existing Term B Loans of $2 million were expensed in Other income, net in the Condensed Consolidated Statement of Earnings (Loss) during the quarter ended June 30, 2024.
In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap and swap, of $53 million and $57 million in the three months ended September 30, 2024 and September 30, 2023, respectively, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap, reduced interest expense by $13 million and $11 million during the three months ended September 30, 2024 and September 30, 2023, respectively. The amortization of debt issuance costs included in interest expense was $5 million and $3 million in the three months ended September 30, 2024 and September 30, 2023, respectively. Debt issuance costs are presented as a reduction to debt within the Long-term debt caption in the Condensed Consolidated Balance Sheets.
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
As of September 30, 2024, the Company was in compliance with all covenants under the Term Facilities.
Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the acquisition of Coherent, Inc. The aggregate principal amount outstanding is $19 million as of September 30, 2024. The term loans assumed consisted of the following: (i) 1.3% Term Loan (repaid prior to September 30, 2024), (ii) 1.0% State of Connecticut Term Loan due 2023 (repaid in fiscal 2023), and (iii) Facility construction loan in Germany. For the Facility construction loan, on December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, which were drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years, and borrowings bear interest at 1.55% per annum. Payments are made quarterly.
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
In relation to the Senior Notes, the Company incurred interest expense of $13 million in both the three months ended September 30, 2024 and September 30, 2023, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of September 30, 2024, the Company was in compliance with all covenants under the Indenture.
Aggregate Availability
The Company had aggregate availability of $320 million under its Revolving Credit Facility as of September 30, 2024.

Note 8.    Income Taxes
The Company’s year-to-date effective income tax rate was (29)% at September 30, 2024 compared to 24% for the period ending September 30, 2023. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily due to a discrete benefit relating to share-based compensation and tax rate differentials between U.S. and foreign jurisdictions.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2024 and June 30, 2024, the Company’s gross unrecognized tax benefit, excluding interest and penalties, was $115 million and $117 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. Due to the U.S. valuation allowance, a large portion of the gross unrecognized tax benefit will not impact the tax rate if recognized. As of September 30, 2024, $19 million of the gross unrecognized tax benefit would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $8 million and $7 million at September 30, 2024 and June 30, 2024, respectively.
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

The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Finance lease cost
Amortization of right-of-use assets	$417	$417
Interest on lease liabilities	246	268
Total finance lease cost	663	685
Operating lease cost	14,259	12,937
Total lease cost	$14,922	$13,622

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$246	$268
Operating cash flows from operating leases	13,695	12,268
Financing cash flows from finance leases	419	379

Weighted-Average Remaining Lease Term (in Years)
Finance leases	7.3	8.3
Operating leases	6.8	7.2

Weighted-Average Discount Rate
Finance leases	5.6%	5.6%
Operating leases	7.0%	5.8%
Note 10.    Equity and Redeemable Preferred Stock
As of September 30, 2024, the Company’s amended and restated articles of incorporation authorize our board of directors, without the approval of our shareholders, to issue 5 million shares of our preferred stock. As of September 30, 2024, 2.3 million shares of mandatory preferred convertible shares have been authorized, none are outstanding; 75,000 shares of Series B-1 convertible preferred stock, no par value, have been issued and are outstanding; and 140,000 shares of Series B-2 convertible preferred stock, no par value, have been issued and are outstanding.
Mandatory Convertible Preferred Stock
In July 2020, the Company issued 2.3 million shares of Mandatory Convertible Preferred Stock.
All outstanding shares of Mandatory Convertible Preferred Stock were converted to 10,240,290 shares of Company Common Stock on July 3, 2023, at a conversion ratio of 4.4523, and no shares of Mandatory Convertible Preferred Stock are currently issued and outstanding.
Series B Convertible Preferred Stock
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
The shares of Series B Preferred Stock are convertible into shares of Coherent Common Stock as follows:
•at the election of the holder, at an initial conversion price of $85 per share (as it may be adjusted from time to time, the “Conversion Price”) upon the delivery by Coherent to the holders of the Series B Preferred Stock of an offer to repurchase the Series B-1 Preferred Stock upon the occurrence of a Fundamental Change (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock as defined below); and
•at the election of the Company, any time following March 31, 2024 and July 1, 2025 for the Series B-1 and B-2 Preferred Stock, respectively, at the then-applicable Conversion Price if the volume-weighted average price of Coherent Common Stock exceeds 150% of the then-applicable Conversion Price for 20 trading days out of any 30 consecutive trading days.

The issued shares of Series B Preferred Stock currently have voting rights, voting as one class with the Coherent Common Stock, on an as-converted basis, subject to limited exceptions.
On or at any time after March 31, 2031 and July 1, 2032 for the Series B-1 and B-2 Preferred Stock, respectively:
•each holder has the right to require the Company to redeem all of their Coherent Series B Preferred Stock, for cash, at a redemption price per share equal to the sum of the Stated Value (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock) for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value (such price the “Redemption Price,” and such right the “Put Right”); and
•the Company has the right to redeem, in whole or in part, on a pro rata basis from all holders based on the aggregate number of shares of Series B Preferred Stock outstanding, for cash, at the Redemption Price.
In connection with any Fundamental Change (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock), and subject to the procedures set forth in the Statement with Respect to Shares establishing the Series B Preferred Stock, the Company must, or will cause the survivor of a Fundamental Change to, make an offer to repurchase, at the option and election of the holder thereof, each share of Series B Preferred Stock then-outstanding at a purchase price per share in cash equal to (i) the Stated Value for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value as of the date of repurchase plus (ii) if prior to March 31, 2026 and July 1, 2027, for the Series B-1 and B-2 Preferred Stock, respectively, the aggregate amount of all dividends that would have been paid (subject to certain exceptions), from the date of repurchase through March 31, 2026 and July 1, 2027, for the Series B-1 and B-2 Preferred Stock, respectively.
If the Company defaults on a payment obligation with respect to the Series B Preferred Stock and such default is not cured within 30 days, the dividend rate will increase to 8% per annum and will be increased by an additional 2% per annum each quarter the Company remains in default, not to exceed 14% per annum.
The Series B Preferred Stock is redeemable for cash outside of the control of the Company upon the exercise of the Put Right, and upon a Fundamental Change, and is therefore classified as mezzanine equity.
The Series B Preferred Stock is initially measured at fair value less issuance costs, accreted to its redemption value over a 10-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings (Loss) Available to Common Shareholders.
Preferred stock dividends are presented as a reduction to Retained earnings on the Condensed Consolidated Balance Sheets.
The following table presents dividends per share and dividends recognized:

	Three Months Ended September 30,
	2024	2023
Dividends per share	$148	$140
Dividends ($000)	30,348	28,874
Deemed dividends ($000)	1,485	1,299
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
The following table presents the activity in noncontrolling interests in Silicon Carbide ($000s):

Three Months Ended September 30, 2024
Balance-beginning of period	$371,392
Share of foreign currency translation adjustments	551
Net loss	(1,026)
Balance-end of period	$370,917

Note 12.    Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. For the three months ended September 30, 2024 and September 30, 2023, as the Company was in a net loss position, there were no dilutive shares.
Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings (loss) per common share. For the three months ended September 30, 2024 and September 30, 2023, diluted earnings (loss) per share excluded the potentially dilutive effect of the performance and restricted shares, calculated based on the average stock price for each fiscal period, using the treasury stock method, as well as the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (000, except per share data):

	Three Months Ended September 30,
	2024	2023
Numerator
Net earnings (loss) attributable to Coherent Corp.	$25,887	$(67,534)
Deduct Series B dividends and deemed dividends	(31,833)	(30,173)
Basic loss available to common shareholders	$(5,946)	$(97,707)

Diluted loss available to common shareholders	$(5,946)	$(97,707)

Diluted weighted average common shares	153,626	150,328

Basic loss per common share	$(0.04)	$(0.65)

Diluted loss per common share	$(0.04)	$(0.65)

The following table presents potential shares of common stock excluded from the calculation of diluted net loss per share, as their effect would have been anti-dilutive (000):

	Three Months Ended September 30,
	2024	2023
Common stock equivalents	4,944	2,337
Series B Convertible Preferred Stock	28,563	27,176
Total anti-dilutive shares	33,507	29,513
Note 13.    Segment Reporting
The Company reports its business segments using the “management approach” model for segment reporting. This means that we determine our reportable business segments based on the way the chief operating decision-maker (“CODM”) analyzes business segments within the Company for making operating decisions and assessing financial performance.
We report our financial results in the following three segments: (i) Networking, (ii) Materials, and (iii) Lasers. Our CODM receives and reviews financial information based on these three segments. During the first quarter of fiscal 2025 as a result of a new CEO joining the Company in the fourth quarter of fiscal 2024, our CODM implemented changes in the measure he uses to allocate resources and assess performance. Our CODM now evaluates each segment’s performance and allocates resources based on segment revenue and segment profit, instead of operating income, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, direct sales, marketing and administrative expenses. Segment profit does not include share-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring charges, and certain other charges. Additionally, effective the first quarter of fiscal 2025, we no longer allocate Corporate strategic research and development, strategic marketing and sales expenses and shared general and administrative expenses, as these expenses are not directly attributable to our operating segments. The segments are managed separately due to the market, production requirements and facilities unique to each segment. The accounting policies are consistent across each segment. Effective the first quarter of fiscal 2025, we no longer allocate corporate assets to the segments.
Comparative prior period segment information has been recast to conform to the new segment profitability measure. The change in our operating segment measure had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.
The following tables summarize selected financial information of our operations by segment and reconciles segment profit to consolidated earnings (loss) before income taxes for the periods presented ($000):

	Three Months Ended September 30,
	2024	2023
Segment revenue
Networking	$762,872	$472,849
Materials	237,427	244,640
Lasers	347,836	335,594
Total segment revenue	1,348,135	1,053,083

Intersegment revenue
Networking	14,427	12,887
Materials	132,168	87,742
Lasers	1,564	639
Unallocated	(148,159)	(101,268)
Total intersegment revenue	—	—

Segment profit
Networking	140,276	67,193
Materials	96,647	57,815
Lasers	68,785	52,900
Total segment profit	305,708	177,908

Unallocated Corporate items:
Corporate and centralized function costs (1)	(73,102)	(45,535)
Share-based compensation	(35,478)	(44,524)
Restructuring costs (2)	(24,364)	(3,018)
Integration, site consolidated and other costs (3)	(25,702)	(33,074)
Amortization of intangibles	(71,862)	(72,662)
Start-up costs	—	(403)
Interest expense	(66,644)	(73,258)
Other (income) expense, net	10,749	6,269
Earnings (loss) before income taxes	$19,303	$(88,297)

Expenditures for property, plant, and equipment
Networking	$48,686	$17,493
Materials	33,796	40,512
Lasers	9,502	4,192
Total expenditures for property, plant, and equipment	$91,984	$62,197

Segment assets and reconciliation to total assets
Networking	$3,495,881	$3,200,796
Materials	2,911,978	2,027,164
Lasers	7,536,963	7,569,884
Corporate and shared services	754,478	723,454
Total assets	$14,699,300	$13,521,298
(1)We do not allocate corporate and centralized function costs that are not directly attributable to our operating segments.
(2)See Note 17. Restructuring Plan for further information.

(3)Integration and site consolidation costs in the three months ended September 30, 2024 include $12 million consulting costs related to projects to integrate recent acquisitions into common technology systems and simplify legal entity structure, $9 million of manufacturing inefficiencies, employee severance and retention costs and duplicative labor related to sites being shut down as part of our 2023 Restructuring Plan or Synergy and Site Consolidation Plan, $4 million charges for products that are end-of-life and $1 million of severance related to the retirement of executives. Integration and site consolidation costs in the three months ended September 30, 2023 include $17 million of manufacturing inefficiencies, employee severance and retention costs and duplicative labor related to sites being shut down as part of our 2023 Restructuring Plan or Synergy and Site Consolidation Plan, $7 million consulting costs related to projects to integrate recent acquisitions into common technology systems and simplify legal entity structure, $7 million charges for products that are end-of-life, including inventory, production equipment to produce those products and $2 million of severance related to the retirement of executives.
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
On October 11, 2024, the Board of Directors granted 15,902 and 63,154 restricted stock units vesting over three years and two years, respectively, from date of grant and 118,853 performance stock units vesting over the approximate three-year period ending June 30, 2027, to the new CFO. The grants were non-Plan “employment inducement awards” as contemplated by the New York Stock Exchange Listing Rule 303A.08 and therefore were not made pursuant to the Plan.
The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions of up to 10%, or such other percentage up to 15% that the Company determines, of their regular base salary to purchase shares at the lower of 85% of the fair market value of the common stock on the date of commencement of the offering or on the last day of the six-month offering period.
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended September 30,
	2024	2023
Stock Options and Cash-Based Stock Appreciation Rights	$417	$(1,057)
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	23,769	31,065
Performance Share Awards and Cash-Based Performance Share Unit Awards	8,992	10,845
Employee Stock Purchase Plan	2,300	3,671
	$35,478	$44,524

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
We entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to our variable interest rate debt by effectively converting it to a fixed interest rate. Through February 28, 2023, we received payments based on the one-month LIBOR and made payments based on a fixed rate of 1.52%. We received payments with a floor of 0.00%. The interest rate swap agreement had an effective date of November 24, 2019, with an expiration date of September 24, 2024. The initial notional amount of the interest rate swap decreased to $825 million in June 2022, and remained at that amount through its expiration on September 24, 2024. On March 20, 2023, we amended our $825 million interest rate swap (“Amended Swap”), effective as of February 28, 2023, to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 7. Debt for further information. Under the Amended Swap, we received payments based on the one-month SOFR and made payments based on a fixed rate of 1.42%. We received payments with a floor of 0.10%. We designated this instrument as a cash flow hedge, and deemed the hedge relationship effective at inception of the contract and the amended contract.
The interest rate swap expired on September 30, 2024. The fair value of the interest rate swap of $8 million is recognized in the Condensed Consolidated Balance Sheet within Prepaid and other current assets as of June 30, 2024. Changes in fair value were recorded within AOCI on the Condensed Consolidated Balance Sheets and reclassified into the Condensed Consolidated Statements of Earnings (Loss) as interest expense in the period in which the underlying transaction affected earnings. Cash flows from hedging activities were reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations. The fair value of the interest rate swap was determined using widely accepted valuation techniques and reflected the contractual terms of the interest rate swap including the period to maturity, and while there were no quoted prices in active markets, it used observable market-based inputs, including interest rate curves. The fair value analysis also considered a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap was classified as a Level 2 item within the fair value hierarchy.
On February 23, 2022, we entered into an interest rate cap (the “Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 7. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we began to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. The fair value of the interest rate cap of $22 million and $50 million is recognized in the Condensed Consolidated Balance Sheet within Prepaid and other current assets and Other assets as of September 30, 2024 and June 30, 2024, respectively.
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

We estimated the fair value of the Senior Notes, Term A Facility and Term B Facility (“Debt Facilities”) based on quoted market prices as of the last trading day prior to September 30, 2024; however, the Debt Facilities have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Debt Facilities could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying values of the Debt Facilities are net of unamortized discount and issuance costs. See Note 7. Debt for details on the Company’s debt facilities.
The fair value and carrying value of the Debt Facilities were as follows ($000):

	September 30, 2024		June 30, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$969,220	$984,301	$938,193	$984,061
Term A Facility	763,088	757,107	777,564	762,039
Term B Facility	2,269,116	2,232,728	2,390,497	2,334,701
Our borrowings, including our lease obligations and the Debt Facilities, are considered Level 2 among the fair value hierarchy.
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those investments.
At September 30, 2024, total restricted cash of $763 million includes $757 million of cash in Silicon Carbide LLC that is restricted for use only by that subsidiary and $5 million of cash restricted for other purposes in other entities. At June 30, 2024, total restricted cash of $864 million includes $858 million of cash in Silicon Carbide LLC that is restricted for use only by that subsidiary and $5 million of cash restricted for other purposes in other entities. The restricted cash is invested in money market accounts and time deposits, with maturities of one year or less, that are held-to-maturity, are considered Level 1 among the fair value hierarchy and approximate fair value. Restricted cash that is expected to be spent and released from restriction after 12 months is classified as non-current on the Condensed Consolidated Balance Sheets.
We, from time to time, purchase foreign currency forward exchange contracts that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At September 30, 2024, we had foreign currency forward contracts recorded at fair value. The fair values of these instruments were measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized gains related to these contracts for the three months ended September 30, 2024 were $16 million and realized losses related to these contracts for the three months ended September 30, 2023 were $11 million and were included in Other income, net in the Condensed Consolidated Statements of Earnings (Loss).
Note 16.    Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the three months ended September 30, 2024 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Swap	Interest Rate Cap	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2024	$(26,092)	$(3,401)	$39,317	$(7,184)	$2,640
Other comprehensive income (loss) before reclassifications	289,723	9,060	(16,713)	(155)	281,915
Amounts reclassified from AOCI	—	(5,659)	(5,443)	—	(11,102)
Net current-period other comprehensive income (loss)	289,723	3,401	(22,156)	(155)	270,813
AOCI - September 30, 2024	$263,631	$—	$17,161	$(7,339)	$273,453

Note 17.    Restructuring Plan
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
In the three months ended September 30, 2024, these activities resulted in $24 million of charges primarily for impairment losses associated with the sale of our Newton Aycliffe business, accelerated depreciation, and site move costs. In the three months ended September 30, 2023, these activities resulted in $3 million of charges primarily for employee termination costs as well as site move costs, write-off of property and equipment and acceleration of depreciation. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Activity and accrual balances for the Restructuring Plan were as follows for the three months ended September 30, 2024 and September 30, 2023 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2024	$51,061	$—	$—	$51,061
Restructuring charges (recoveries)	(455)	15,970	8,850	24,365
Payments	(6,796)	—	—	(6,796)
Asset write-offs and other	—	(15,970)	(8,850)	(24,820)
Balance - September 30, 2024	$43,810	$—	$—	$43,810

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2023	$64,379	$—	$—	$64,379
Restructuring charges	2,050	269	699	3,018
Payments	(7,930)	—	—	(7,930)
Asset write-offs and other	—	(269)	(699)	(968)
Balance - September 30, 2023	$58,499	$—	$—	$58,499

At September 30, 2024, $14 million and $30 million of accrued severance related costs were included in other accrued liabilities and other liabilities, respectively, and are expected to result in cash expenditures through fiscal 2028. The current year severance related recoveries are primarily comprised of adjustments to accruals for severance pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712. The prior year severance related costs are primarily comprised of severance pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712.
By segment, for the three months ended September 30, 2024, $24 million of restructuring costs were incurred in the Materials segment, and an immaterial amount of restructuring costs were incurred in the Lasers and Networking segments. By segment, for the three months ended September 30, 2023, $5 million of restructuring costs were incurred in the Materials segment, partially offset by $2 million of restructuring recoveries in the Networking segment. Restructuring charges and recoveries are recorded in Restructuring Charges in our Condensed Consolidated Statements of Earnings (Loss).

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
Although our management considers the expectations and assumptions on which the forward-looking statements in this Quarterly Report on Form 10-Q are based to have a reasonable basis, there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. In addition to general industry and global economic conditions, factors that could cause actual results to differ materially from those discussed in the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to: (i) the failure of any one or more of the expectations or assumptions on which such forward-looking statements are based to prove to be correct; and (ii) the risks relating to forward-looking statements and other “Risk Factors” discussed in Item 1A in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2024 and in the Company's other reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update information contained in these forward-looking statements whether as a result of new information, future events or developments, or otherwise.
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
Overview
Coherent Corp. (“Coherent”, the “Company,” “we,” “us” or “our”), a global leader in materials, networking, and lasers, is a vertically integrated manufacturing company that develops, manufactures and markets engineered materials, optoelectronic components and devices, and lasers for use in the industrial, communications, electronics, and instrumentation markets. Headquartered in Saxonburg, Pennsylvania, Coherent has research and development, manufacturing, sales, service, and distribution facilities worldwide. Coherent produces a wide variety of lasers, along with application-specific photonic and electronic materials and components, and deploys them in various forms, including integrated with advanced software to enable its customers.

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
In the three months ended September 30, 2024, these activities resulted in charges of $24 million, primarily for impairment losses associated with the sale of our Newton Aycliffe business, accelerated depreciation, and site move costs. In fiscal 2024, these activities resulted in charges of $27 million, primarily for accelerated depreciation, the write-off of property and equipment, and site move costs, with $3 million of those charges in the three months ended September 30, 2023. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination costs, and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material. See Note 17. Restructuring Plan to the Company’s Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it has accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Coherent, Inc., including site consolidations and relocations to lower cost sites. These relocations and other actions are expected to result in the Company achieving its previously announced $250 million synergy plan, which includes savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. In the three months ended September 30, 2024, the acceleration of these activities resulted in $4 million of charges primarily for overlapping labor related to transition of manufacturing operations to other sites and shut down costs, partially offset by a benefit from the reversal of employee termination costs previously accrued. In fiscal 2024, the acceleration of these activities resulted in $40 million of charges primarily for overlapping labor related to transition of manufacturing operations to other sites, shut down costs for sites being exited, accelerated depreciation and employee termination costs, with $8 million of those charges in the three months ended September 30, 2023. In fiscal 2023, the acceleration of these activities resulted in $20 million in charges primarily for employee termination costs, the write-off of inventory for products that are being exited and shut down costs.
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
Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K dated August 16, 2024 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.
New Accounting Standards
See Note 2. Recently Issued Financial Accounting Standards to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three months ended September 30, 2024 and 2023 ($ in millions) (1):

	Three Months Ended September 30, 2024		Three Months Ended September 30, 2023
		% of Revenues		% of Revenues
Total revenues	$1,348	100%	$1,053	100%
Cost of goods sold	888	66	746	71
Gross margin	460	34	307	29
Operating expenses:
Research and development	132	10	113	11
Selling, general and administrative	229	17	212	20
Restructuring charges	24	2	3	—
Interest and other, net	56	4	67	6
Earnings (loss) before income taxes	19	1	(88)	(8)
Income taxes	(6)	—	(21)	(2)
Net earnings (loss)	25	2	(67)	(6)
Net loss attributable to noncontrolling interests	(1)	—	—	—
Net earnings (loss) attributable to Coherent Corp.	$26	2%	$(67)	(6)%

Diluted loss per share	$(0.04)		$(0.65)
(1) Some amounts may not add due to rounding.
Consolidated
Revenues. Revenues for the three months ended September 30, 2024 increased 28% to $1,348 million, compared to $1,053 million for the same period last fiscal year. Revenues increased $315 million (68%) in the communications market in both our datacom and telecom revenue. The increases in datacom were driven primarily by AI datacenter demand. Increases in telecom were due to a combination of end-market improvement as well as our new products. In our remaining markets, which are primarily Industrial-related applications, revenue decreased 3%. Within these markets, on-going strength in display capital equipment volumes was more than offset by weakness in precision manufacturing and other subsegments.
From a segment perspective, Networking revenues increased 61% year-over-year related to AI datacenter demand in our communications market. Lasers revenue increased 4% year-over-year reflecting relatively stable end market demand. Materials revenues decreased 3% year-over-year, primarily due to weak automotive end market demand.
Gross margin. Gross margin for the three months ended September 30, 2024 was $460 million, or 34% of total revenues, compared to $307 million, or 29% of total revenues, for the same period last fiscal year, an increase of 500 basis points. The increase as a percent of revenue for the three months ended September 30, 2024 was primarily due to higher revenue volume and favorable mix as well as yield improvements.
Research and development. Research and development (“R&D”) expenses for the three months ended September 30, 2024 were $132 million, or 10% of revenues, compared to $113 million, or 11% of revenues, for the same period last fiscal year. The decrease as a percentage of revenue for the three months ended September 30, 2024 was driven by higher revenues partially offset by an increase in investment spending. The R&D expenses are primarily related to continued investment in our product portfolios.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2024 were $229 million, or 17% of revenues, compared to $212 million, or 20% of revenues, for the same period last fiscal year. The decrease in SG&A as a percentage of revenue for the three months ended September 30, 2024 compared to the same period last fiscal year was primarily the result of higher sales volumes partially offset by the impact of higher variable compensation.

Restructuring charges. Restructuring charges related to our Restructuring Plan for the three months ended September 30, 2024 were $24 million and consist of impairment losses associated with the sale of our Newton Aycliffe business, accelerated depreciation, and move costs due to the consolidation of certain manufacturing sites. Restructuring charges related to our Restructuring Plan for the three months ended September 30, 2023 were $3 million and consisted of severance, move costs, equipment write-offs and accelerated depreciation due to the consolidation of certain manufacturing sites. See Note 17. Restructuring Plan included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Interest and other, net. Interest and other, net for the three months ended September 30, 2024 was expense of $56 million, compared to expense of $67 million for the same period last fiscal year, a decrease of $11 million. Included in Interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, and interest and dividend income on excess cash balances. For the three months ended September 30, 2024, the decrease of $11 million in comparison to the same period last fiscal year was driven by $13 million incremental interest and dividend income due to increases in interest rates earned on investments as well as the increase in restricted cash balances. In addition, $7 million lower interest expense primarily due to lower interest expense on our New Term B Loans resulting from lower balances and lower interest rates. Additionally, we recorded higher interest expense benefit from our interest rate cap and swap partially offset by $11 million higher foreign exchange losses primarily due to higher volatility of exchange rates during the three months ended September 30, 2024.
Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2024 was (29)% compared to an effective tax rate of 24% for the same period in 2024. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions. The current quarter rate was impacted by the recording of a $11 million windfall on stock awards due to the increase in stock price.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the three months ended September 30, 2024 was $1 million, and represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC. See Note 11. Noncontrolling Interests included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Segment Reporting
Revenues and segment profit for the Company’s reportable segments are discussed below. During the first quarter of fiscal 2025 as a result of a new CEO joining the Company in the fourth quarter of fiscal 2024, our Chief Operating Decision Maker (“CODM”) implemented changes in the measure he uses to allocate resources and assess performance. Our CODM now evaluates each segment’s performance and allocates resources based on segment revenue and segment profit, instead of operating income, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, direct sales, marketing and administrative expenses. Segment profit does not include share-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring charges, and certain other charges. Additionally, effective the first quarter of fiscal 2025, we no longer allocate Corporate strategic research and development, strategic marketing and sales expenses and shared general and administrative expenses, as these expenses are not directly attributable to our operating segments. Management believes segment profit to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 13. Segment Reporting, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of the Company’s segment profit to earnings (loss) before income taxes, which is incorporated herein by reference. We report our financial results in the following three designated segments: (i) Networking, (ii) Materials, and (iii) Lasers.
Comparative prior period segment information has been recast to conform to the new segment profitability measure. The change in our operating segment measure had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.
Networking ($ in millions)

	Three Months Ended September 30,		% Increase
	2024	2023
Revenues	$763	$473	61%
Segment profit	$140	$67	109%
Revenues for the three months ended September 30, 2024 increased 61% to $763 million, compared to $473 million for the same period last fiscal year. The increase in revenue of $290 million during the three months ended September 30, 2024 was related to AI datacenter demand in our communications market resulting from increased volumes in the datacom vertical.

Segment profit for the three months ended September 30, 2024 increased 109% to $140 million, compared to segment profit of $67 million for the same period last fiscal year. The increase in segment profit for the three months ended September 30, 2024 was primarily driven by higher revenues as well as a higher margin as a percentage of sales, partially offset by $14 million higher R&D expenses. The margin percentage was higher than the three months ended September 30, 2023 due to the favorable impact of volume, yield and mix.
Materials ($ in millions)

	Three Months Ended September 30,		% Increase (Decrease)
	2024	2023
Revenues	$237	$245	(3)%
Segment profit	$97	$58	67%
Revenues for the three months ended September 30, 2024 decreased 3% to $237 million, compared to revenues of $245 million for the same period last fiscal year. Compared to the three months ended September 30, 2023, Materials decreased $7 million year-over-year, with a decrease of $14 million in the electronics market primarily due to weak automotive end market demand as well as a decrease of $14 million in the industrial market due to macroeconomic conditions. The decreases were partially offset by $22 million higher volumes in the datacom vertical within the communications market.
Segment profit for the three months ended September 30, 2024 increased 67% to $97 million, compared to segment profit of $58 million for the same period last fiscal year, primarily driven by higher margin percentage, partially offset by higher R&D spending on new projects and higher SG&A expenses. The margin percentage was higher than the three months ended September 30, 2023 due to favorable product mix.
Lasers ($ in millions)

	Three Months Ended September 30,		% Increase
	2024	2023
Revenues	$348	$336	4%
Segment profit	$69	$53	30%
Revenues for the three months ended September 30, 2024 increased 4% to $348 million, compared to revenues of $336 million for the same period last fiscal year. The increase was primarily due to $18 million higher shipments to the industrial market due to higher demand in our semiconductor and display capital equipment vertical, partially offset by lower volumes from the precision manufacturing vertical as well as lower shipments to the life sciences vertical in the instrumentation market.
Segment profit for the three months ended September 30, 2024 increased 30% to $69 million, compared to segment profit of $53 million for the same period last fiscal year. The higher segment profit was primarily driven by the re-allocation of resources to corporate as well as lower R&D project spending.

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

Sources (uses) of cash (millions):

	Three Months Ended September 30,
	2024	2023
Net cash provided by operating activities	$153	$199
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	24	15
Effect of exchange rate changes on cash and cash equivalents and other items	31	(10)
Proceeds from the sale of business	27	—
Other items	(1)	(2)
Payments in satisfaction of employees’ minimum tax obligations	(32)	(14)
Payments on existing debt	(118)	(19)
Additions to property, plant & equipment	(92)	(62)
Operating activities:
Net cash provided by operating activities was $153 million for the three months ended September 30, 2024 compared to $199 million of net cash provided by operating activities for the same period last fiscal year. The decrease in cash flows provided by operating activities during the three months ended September 30, 2024 compared to the same period last fiscal year was primarily due to increases in accounts receivables and inventories as a result of higher revenues partially offset by higher earnings.
Investing activities:
Net cash used in investing activities was $66 million for the three months ended September 30, 2024, compared to net cash used of $64 million for the same period last fiscal year. Lower cash used to fund capital expenditures of $30 million year-over-year was offset by cash received from the sale of a business of $27 million.
Financing activities:
Net cash used in financing activities was $126 million for the three months ended September 30, 2024, compared to $18 million for the same period last fiscal year. Cash outflows for both periods were primarily payments on existing debt.

New Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facilities, the “Senior Credit Facilities”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted Secured Overnight Financing Rate (“SOFR”) based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.85% as of September 30, 2024. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. As further amended, the New Term B Loans will bear interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.50% as of September 30, 2024. The maturity of the New Term Loans and revolving credit facility remains unchanged. In relation to the Term Facilities, the Company incurred expense of $53 million for the three months ended September 30, 2024, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap, reduced interest expense by $13 million during the three months ended September 30, 2024.
During the three months ended September 30, 2024, the Company made payments of $117 million for the Term Facilities, including voluntary payments of $100 million.
As of September 30, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	September 30, 2024	June 30, 2024
Cash and cash equivalents	$1,020	$926
Restricted cash, current	51	174
Restricted cash, non-current	711	690
Available borrowing capacity under Revolving Credit Facility	320	346
Total debt obligations	3,989	4,100
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
The Company believes existing cash, cash flow from operations, and available borrowing capacity from its Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in R&D, and internal and external growth objectives at least through the next twelve months.
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of September 30, 2024, the Company held approximately $877 million of cash, cash equivalents and restricted cash outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.
At September 30, 2024, we had $763 million of restricted cash, which includes $757 million at our Silicon Carbide LLC that is restricted for use by only that subsidiary.
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
Interest Rate Risks
As of September 30, 2024, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. In November 2019, we entered into an interest rate swap contract, amended on March 20, 2023, to limit the exposure of our variable interest rate debt by effectively converting a portion of interest payments to fixed interest rate debt. The interest rate swap expired on September 24, 2024. On February 23, 2022, we entered into an interest rate cap (the “Cap”), amended on March 20, 2023, with an effective date of July 1, 2023. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $8 million for the three months ended September 30, 2024.

Item 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer and Treasurer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
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

Item 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2024 and additional risk factors that may be identified from time to time in filings of the Company, any of which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.    OTHER INFORMATION
During the three months ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

Item 6.    EXHIBITS

Incorporated herein by reference
Exhibit No.		Form	Exhibit No.	Filing Date	File No.
10.01	Offer Letter between Sherri R. Luther and Coherent Corp. dated October 8, 2024	8-K	10.1	October 11, 2024	001-39375
10.02	Form of Award Agreement for Inducement RSUs (3-year vest)	8-K	10.1	October 16, 2024	001-39375
10.03	Form of Award Agreement for Inducement RSUs (2-year vest)	8-K	10.2	October 16, 2024	001-39375
31.01*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
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

Coherent Corp.
(Registrant)

Date: November 6, 2024	By:	/s/ James R. Anderson
James R. Anderson Chief Executive Officer

Date: November 6, 2024	By:	/s/ Sherri Luther
Sherri Luther Chief Financial Officer and Treasurer