Form 10-Q
period 2024-12-31
COHERENT CORP.
filed 2025-02-05
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2024

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
At February 3, 2025, 154,967,323 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	December 31, 2024	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$917,815	$926,033
Restricted cash, current	11,826	174,008
Accounts receivable - less allowance for doubtful accounts of $8,226 at December 31, 2024 and $9,511 at June 30, 2024	891,789	848,542
Inventories	1,344,563	1,286,404
Prepaid and refundable income taxes	24,180	26,909
Prepaid and other current assets	307,269	398,203
Total Current Assets	3,497,442	3,660,099
Property, plant & equipment, net	1,889,578	1,817,259
Goodwill	4,391,055	4,464,329
Other intangible assets, net	3,313,680	3,503,247
Deferred income taxes	53,550	40,966
Restricted cash, non-current	739,001	689,645
Other assets	313,028	313,089
Total Assets	$14,197,334	$14,488,634
Liabilities, Mezzanine Equity and Equity
Current Liabilities
Current portion of long-term debt	$27,208	$73,770
Accounts payable	689,892	631,548
Accrued compensation and benefits	213,534	212,458
Operating lease current liabilities	41,008	40,580
Accrued income taxes payable	99,029	90,705
Other accrued liabilities	238,617	294,706
Total Current Liabilities	1,309,288	1,343,767
Long-term debt	3,832,694	4,026,448
Deferred income taxes	712,798	784,374
Operating lease liabilities	163,309	162,355
Other liabilities	214,031	225,411
Total Liabilities	6,232,120	6,542,355
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 shares at December 31, 2024 and June 30, 2024; redemption value - $2,488,935 and $2,427,860, respectively	2,428,867	2,364,772
Shareholders' Equity
Common stock, no par value; authorized - 300,000,000 shares; issued - 171,115,185 shares at December 31, 2024; 168,406,323 shares at June 30, 2024	4,957,079	4,857,657
Accumulated other comprehensive income (loss) (AOCI)	(159,716)	2,640
Retained earnings	730,117	664,940
	5,527,480	5,525,237
Treasury stock, at cost; 16,171,190 shares at December 31, 2024 and 15,626,740 shares at June 30, 2024	(359,257)	(315,122)
Total Coherent Corp. Shareholders’ Equity	5,168,223	5,210,115
Noncontrolling interests (NCI)	368,124	371,392
Total Equity	5,536,347	5,581,507
Total Liabilities, Mezzanine Equity and Equity	$14,197,334	$14,488,634
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended December 31,
	2024	2023
Revenues	$1,434,665	$1,131,434

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	925,314	780,793
Research and development	143,852	111,163
Selling, general and administrative	220,612	209,163
Restructuring charges (recoveries)	8,021	(1,570)
Interest expense	64,278	74,678
Other income, net	(55,816)	(5,386)
Total Costs, Expenses, & Other Expense	1,306,261	1,168,841

Earnings (Loss) Before Income Taxes	128,404	(37,407)

Income Tax Expense (Benefit)	26,862	(8,932)

Net Earnings (Loss)	101,542	(28,475)
Net Loss Attributable to Noncontrolling Interests	(1,843)	(1,484)
Net Earnings (Loss) Attributable to Coherent Corp.	103,385	(26,991)
Less: Dividends on Preferred Stock	32,262	30,580
Net Earnings (Loss) Available to the Common Shareholders	$71,123	$(57,571)

Basic Earnings (Loss) Per Share	$0.46	$(0.38)

Diluted Earnings (Loss) Per Share	$0.44	$(0.38)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Six Months Ended December 31,
	2024	2023
Revenues	$2,782,800	$2,184,517

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	1,813,317	1,526,981
Research and development	275,454	224,651
Selling, general and administrative	449,580	420,860
Restructuring charges	32,385	1,448
Interest expense	130,922	147,936
Other income, net	(66,565)	(11,655)
Total Costs, Expenses, & Other Expense	2,635,093	2,310,221

Earnings (Loss) Before Income Taxes	147,707	(125,704)

Income Tax Expense (Benefit)	21,304	(29,695)

Net Earnings (Loss)	126,403	(96,009)
Net Loss Attributable to Noncontrolling Interests	(2,869)	(1,484)
Net Earnings (Loss) Attributable to Coherent Corp.	129,272	(94,525)
Less: Dividends on Preferred Stock	64,095	60,753
Net Earnings (Loss) Available to the Common Shareholders	$65,177	$(155,278)

Basic Earnings (Loss) Per Share	$0.42	$(1.03)

Diluted Earnings (Loss) Per Share	$0.41	$(1.03)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Net Earnings (Loss)	$101,542	$(28,475)	$126,403	$(96,009)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(432,264)	226,788	(141,990)	118,885
Change in fair value of interest rate instruments, net of taxes of $2,199 and $(2,198) for the three and six months ended December 31, 2024, respectively; and $(7,484) and $(6,616) for the three and six months ended December 31, 2023, respectively	(1,426)	(27,329)	(20,181)	(24,391)
Pension adjustment, net of taxes of $0 for the three and six months ended December 31, 2024 and December 31, 2023	(429)	57	(584)	348
Comprehensive Income (Loss)	(332,577)	171,041	(36,352)	(1,167)
Comprehensive Loss Attributable to Noncontrolling Interests	(1,843)	(1,484)	(2,869)	(1,484)
Foreign Currency Translation Adjustments Attributable to Noncontrolling Interests	(950)	1,065	(399)	1,065
Comprehensive Income (Loss) Attributable to Coherent Corp.	$(329,784)	$171,460	$(33,084)	$(748)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Six Months Ended December 31,
	2024	2023
Cash Flows from Operating Activities
Net earnings (loss)	$126,403	$(96,009)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	128,627	132,210
Amortization	143,578	144,168
Share-based compensation expense	75,689	72,465
Amortization of debt issuance costs	10,418	8,803
Non-cash restructuring charges	18,370	2,639
Loss on disposal of property, plant and equipment	67	238
Unrealized gains on foreign currency remeasurements and transactions	(9,529)	(1,835)
Loss (earnings) from equity investments	(501)	301
Deferred income taxes	(59,618)	(96,683)
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	(38,849)	53,428
Inventories	(66,521)	(3,164)
Accounts payable	48,020	62,998
Contract liabilities	(9,845)	(31,451)
Income taxes	8,821	26,877
Accrued compensation and benefits	1,076	11,175
Other operating net assets (liabilities)	(35,847)	(20,189)
Net cash provided by operating activities	340,359	265,971
Cash Flows from Investing Activities
Additions to property, plant & equipment	(197,667)	(153,667)
Proceeds from the sale of business	27,000	—
Other investing activities	(1,126)	(1,978)
Net cash used in investing activities	(171,793)	(155,645)
Cash Flows from Financing Activities
Sale of shares to noncontrolling interests	—	1,000,000
Payments on existing debt	(250,210)	(107,457)
Equity issuance costs	—	(31,840)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	29,234	16,143
Payments in satisfaction of employees' minimum tax obligations	(45,042)	(17,566)
Other financing activities	(455)	(531)
Net cash provided by (used in) financing activities	(266,473)	858,749
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(23,137)	14,049
Net increase (decrease) in cash, cash equivalents, and restricted cash	(121,044)	983,124
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,789,686	837,566
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,668,642	$1,820,690
Supplemental Information
Cash paid for interest	$142,485	$159,538
Cash paid for income taxes	$66,367	$38,142
Additions to property, plant & equipment included in accounts payable	$74,368	$71,806
Non-Cash Investing and Financing Activities
Conversion of Series A preferred stock to common stock	$—	$445,319
See Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows.

	December 31,
	2024	2023
Cash and cash equivalents	$917,815	$856,255
Restricted cash, current	11,826	177,077
Restricted cash, non-current	739,001	787,358
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,668,642	$1,820,690

Coherent Corp and Subsidiaries
Condensed Consolidated Statements of Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		AOCI	Retained Earnings	Treasury Stock		NCI	Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount			Pref Shares	Amount
Balance - June 30, 2024	168,408	$4,857,657	—	$—	$2,640	$664,940	(15,629)	$(315,122)	$371,392	$5,581,507	215	$2,364,772
Share-based and deferred compensation	2,136	56,015	—	—	—	3	(399)	(29,923)	—	26,095	—	—
Net earnings (loss)	—	—	—	—	—	25,887	—	—	(1,026)	24,861	—	—
Foreign currency translation adjustments	—	—	—	—	289,723	—	—	—	551	290,274	—	—
Change in fair value of interest rate instruments, net of taxes of $(4,397)	—	—	—	—	(18,755)	—	—	—	—	(18,755)	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	(155)	—	—	—	—	(155)	—	—
Dividends	—	—	—	—	—	(31,833)	—	—	—	(31,833)	—	31,833
Balance - September 30, 2024	170,544	$4,913,672	—	$—	$273,453	$658,997	(16,028)	$(345,045)	$370,917	$5,871,994	215	$2,396,605
Share-based and deferred compensation	571	43,407	—	—	—	(3)	(143)	(14,212)	—	29,192	—	—
Net earnings (loss)	—	—	—	—	—	103,385	—	—	(1,843)	101,542	—	—
Foreign currency translation adjustments	—	—	—	—	(431,314)	—	—	—	(950)	(432,264)	—	—
Change in fair value of interest rate instruments, net of taxes of $2,199	—	—	—	—	(1,426)	—	—	—	—	(1,426)	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	(429)	—	—	—	—	(429)	—	—
Dividends	—	—	—	—	—	(32,262)	—	—	—	(32,262)	—	32,262
Balance - December 31, 2024	171,115	$4,957,079	—	$—	$(159,716)	$730,117	(16,171)	$(359,257)	$368,124	$5,536,347	215	$2,428,867

	Common Stock		Preferred Stock		AOCI	Retained Earnings	Treasury Stock			Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount	NCI		Pref Shares	Amount
Balance - June 30, 2023	154,721	$3,781,211	2,300	$445,319	$109,726	$944,416	(15,137)	$(293,121)	$—	$4,987,551	215	$2,241,415
Share-based and deferred compensation	1,804	60,748	—	—	—	—	(366)	(13,932)	—	46,816	—	—
Conversion of Series A preferred stock	10,240	445,319	(2,300)	(445,319)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(67,534)	—	—	—	(67,534)	—	—
Foreign currency translation adjustments	—	—	—	—	(107,903)	—	—	—	—	(107,903)	—	—
Change in fair value of interest rate instruments, net of taxes of $868	—	—	—	—	2,938	—	—	—	—	2,938	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	291	—	—	—	—	291	—	—
Dividends	—	—	—	—	—	(30,173)	—	—	—	(30,173)	—	30,173
Balance - September 30, 2023	166,765	$4,287,278	—	$—	$5,052	$846,709	(15,503)	$(307,053)	$—	$4,831,986	215	$2,271,588
Share-based and deferred compensation	544	25,184	—	—	—	—	(47)	(3,633)	—	21,551	—	—
Net loss	—	—	—	—	—	(26,991)	—	—	(1,484)	(28,475)	—	—
Foreign currency translation adjustments	—	—	—	—	225,723	—	—	—	1,065	226,788	—	—
Change in fair value of interest rate instruments, net of taxes of $(7,484)	—	—	—	—	(27,329)	—	—	—	—	(27,329)	—	—
Pension adjustment, net of taxes $0	—	—	—	—	57	—	—	—	—	57	—	—
Dividends	—	—	—	—	—	(30,580)	—	—	—	(30,580)	—	30,580
Sale of shares to noncontrolling interests, net of issuance costs and taxes	—	473,614	—	—	2,871	—	—	—	373,573	850,058
Balance - December 31, 2023	167,309	$4,786,076	—	$—	$206,374	$789,138	(15,550)	$(310,686)	$373,154	$5,844,056	215	$2,302,168
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three and six months ended December 31, 2024 and 2023 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K dated August 16, 2024. The condensed consolidated results of operations for the three and six months ended December 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2024 was derived from the Company’s audited consolidated financial statements.
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
In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses.” This ASU requires disclosure about specific types of expenses included in expense captions including purchases of inventory, employee compensation, depreciation, amortization, and depletion. This ASU is effective for our annual disclosures starting in fiscal year 2028 and interim periods starting in fiscal year 2029. Early adoption is permitted. A public entity should apply the amendments in this ASU on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures.
Note 3.    Revenue from Contracts with Customers
We believe that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows.

The following tables summarize disaggregated revenue by market ($000):

	Three Months Ended December 31, 2024				Six Months Ended December 31, 2024
	Networking	Materials	Lasers	Total	Networking	Materials	Lasers	Total
Industrial	$13,851	$126,381	$297,213	$437,445	$28,231	$246,027	$570,127	$844,385
Communications	792,862	30,237	—	823,099	1,532,018	65,372	—	1,597,390
Electronics	1,793	76,424	18	78,235	3,964	150,481	18	154,463
Instrumentation	7,407	10,433	78,046	95,886	14,572	19,022	152,968	186,562
Total Revenues	$815,913	$243,475	$375,277	$1,434,665	$1,578,785	$480,902	$723,113	$2,782,800

	Three Months Ended December 31, 2023				Six Months Ended December 31, 2023
	Networking	Materials	Lasers	Total	Networking	Materials	Lasers	Total
Industrial	$14,746	$137,128	$271,494	$423,368	$30,711	$270,331	$526,660	$827,702
Communications	499,350	20,984	—	520,334	945,624	34,236	—	979,860
Electronics	1,453	87,279	—	88,732	3,177	175,344	—	178,521
Instrumentation	8,686	8,287	82,027	99,000	17,572	18,407	162,455	198,434
Total Revenues	$524,235	$253,678	$353,521	$1,131,434	$997,084	$498,318	$689,115	$2,184,517
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities generally relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligations have been satisfied. During the six months ended December 31, 2024, we recognized revenue of $41 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2024. We had $65 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of December 31, 2024. As of December 31, 2024, $52 million of contract liabilities is included within Other accrued liabilities, and $13 million is included within Other liabilities on the Condensed Consolidated Balance Sheet.
Note 4.    Inventories
The components of inventories were as follows ($000):

	December 31, 2024	June 30, 2024
Raw materials	$386,472	$429,888
Work in progress	730,085	620,575
Finished goods	228,006	235,941
Total inventories	$1,344,563	$1,286,404
Note 5.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	December 31, 2024	June 30, 2024
Land and improvements	$65,482	$66,156
Buildings and improvements	783,840	774,991
Machinery and equipment	2,127,757	2,034,310
Construction in progress	482,502	398,884
Finance lease right-of-use asset	25,000	25,000
	3,484,581	3,299,341
Less accumulated depreciation and amortization	(1,595,003)	(1,482,082)
Property, plant, and equipment, net	$1,889,578	$1,817,259

Note 6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Six Months Ended December 31, 2024
	Networking	Materials	Lasers	Total
Balance-beginning of period	$1,036,592	$245,983	$3,181,754	$4,464,329
Foreign currency translation	(460)	992	(73,806)	(73,274)
Balance-end of period	$1,036,132	$246,975	$3,107,948	$4,391,055
We test goodwill for impairment annually during the fourth quarter, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows ($000):

	December 31, 2024			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,635,502	$(452,308)	$1,183,194	$1,653,289	$(394,040)	$1,259,249
Trade Names	438,470	(8,470)	430,000	438,470	(8,470)	430,000
Customer Lists	2,270,524	(572,069)	1,698,455	2,310,550	(498,252)	1,812,298
Backlog and Other	87,459	(85,428)	2,031	88,792	(87,092)	1,700
Total	$4,431,955	$(1,118,275)	$3,313,680	$4,491,101	$(987,854)	$3,503,247
Note 7.    Debt
The components of debt as of the dates indicated were as follows ($000):

	December 31, 2024	June 30, 2024
Term A Facility, interest at adjusted SOFR, as defined, plus 1.850%	$679,375	$775,625
Debt issuance costs, Term A Facility and Revolving Credit Facility	(10,600)	(13,586)
Term B Facility, interest at adjusted SOFR, as defined, plus 2.500%	2,232,358	2,384,536
Debt issuance costs, Term B Facility	(42,882)	(49,835)
1.30% Term loan	—	335
Facility construction loan in Germany	17,110	19,082
5.000% Senior Notes	990,000	990,000
Debt issuance costs and discount, Senior Notes	(5,459)	(5,939)

Total debt	3,859,902	4,100,218
Current portion of long-term debt	(27,208)	(73,770)
Long-term debt, less current portion	$3,832,694	$4,026,448
Senior Credit Facilities
On July 1, 2022 (the “Closing Date”), Coherent entered into a Credit Agreement by and among the Company, as borrower (in such capacity, the “Borrower”), the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”) maturing July 1, 2027, with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” maturing July 1, 2029 and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility”) maturing July 1, 2027, in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.85% as of December 31, 2024. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. As further amended, the New Term B Loans bear interest at a SOFR rate (subject to a 0.50% floor) plus 2.50% as of December 31, 2024. The maturity of the New Term Loans and revolving credit facility remains unchanged. Debt extinguishment costs related to the replacement of the Existing Term B Loans of $2 million were expensed in Other income, net in the Condensed Consolidated Statement of Earnings (Loss) during the quarter ended June 30, 2024. On January 2, 2025, Coherent entered into Amendment No. 3 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “New Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B-2 Loans”) having substantially similar terms as the New Term B Loans, except with respect to the interest rate applicable to the New Term B-2 Loans and certain other provisions. As further amended, the New Term B-2 Loans will bear interest at a SOFR rate (subject to a 0.50% floor) plus 2.00% as of January 2, 2025. The maturity of the New Term B-2 Loans and revolving credit facility remains unchanged.
In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap and swap, of $52 million and $106 million in the three and six months ended December 31, 2024, respectively, and $62 million and $122 million in the three and six months ended December 31, 2023, respectively, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap (through September 30, 2024), reduced interest expense by $7 million and $21 million during the three and six months ended December 31, 2024, respectively, and $12 million and $23 million in the three and six months ended December 31, 2023, respectively. The amortization of debt issuance costs included in interest expense was $4 million and $9 million in the three and six months ended December 31, 2024, respectively, and $5 million and $8 million in the three and six months ended December 31, 2023, respectively. Debt issuance costs are presented as a reduction to debt within the Long-term debt caption in the Condensed Consolidated Balance Sheets.
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
As of December 31, 2024, the Company was in compliance with all covenants under the Term Facilities.
Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the acquisition of Coherent, Inc. The aggregate principal amount outstanding is $17 million as of December 31, 2024. The term loans assumed consisted of the following: (i) 1.3% Term Loan (repaid prior to December 31, 2024), (ii) 1.0% State of Connecticut Term Loan due 2023 (repaid in fiscal 2023), and (iii) Facility construction loan in Germany. For the Facility construction loan, on December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros, which were drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years, and borrowings bear interest at 1.55% per annum. Payments are made quarterly.
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
On or after December 15, 2024, the Company may redeem the Senior Notes, in whole at any time or in part from time to time, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time prior to December 15, 2024, the Company had the ability to (but did not) redeem the Senior Notes, at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Notwithstanding the foregoing, at any time and from time to time prior to December 15, 2024, the Company had the ability to (but did not) redeem up to 40% of the aggregate principal amount of the Senior Notes using the proceeds of certain equity offerings as set forth in the Indenture, at a redemption price equal to 105.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date.

In relation to the Senior Notes, the Company incurred interest expense of $13 million and $25 million in the three and six months ended December 31, 2024, respectively, and $13 million and $25 million in the three and six months ended December 31, 2023, respectively, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of December 31, 2024, the Company was in compliance with all covenants under the Indenture.
Aggregate Availability
The Company had aggregate availability of $319 million under its Revolving Credit Facility as of December 31, 2024.
Note 8.    Income Taxes
The Company’s year-to-date effective income tax rate was 14% at December 31, 2024 compared to 24% for the period ending December 31, 2023. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily due to a discrete benefit relating to share-based compensation and tax rate differentials between U.S. and foreign jurisdictions.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2024 and June 30, 2024, the Company’s gross unrecognized tax benefit, excluding interest and penalties, was $115 million and $117 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. Due to the U.S. valuation allowance, a large portion of the gross unrecognized tax benefit will not impact the tax rate if recognized. As of December 31, 2024, $19 million of the gross unrecognized tax benefit would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $9 million and $7 million at December 31, 2024 and June 30, 2024, respectively.
Fiscal years 2018 and 2020 to 2023 remain open to examination by the Internal Revenue Service, fiscal years 2019 to 2023 remain open to examination by certain state jurisdictions, and fiscal years 2012 to 2023 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for certain subsidiary companies in Vietnam for the years ended June 30, 2017 through September 30, 2021; Singapore for the year ended September 30, 2020; Spain for the years ended September 30, 2020 through September 30, 2022; Malaysia for the years ended June 30, 2021 through June 30, 2023; and Germany for the years ended June 30, 2012 through June 30, 2021. The Company believes its income tax reserves for these tax matters are adequate.
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
Operating leases are leases that do not qualify as finance leases and are recorded in Other assets and Operating lease liabilities, current and non-current on our Condensed Consolidated Balance Sheets. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.
Our lease liabilities are recognized based on the present value of the remaining fixed lease payments, over the lease term, using a discount rate of similarly secured borrowings available to the Company. For the purpose of lease liability measurement, we consider only payments that are fixed and determinable at the time of commencement. Any variable payments that depend on an index or rate are expensed as incurred. We account for non-lease components, such as common area maintenance, as a component of the lease, and include it in the initial measurement of our leased assets and corresponding liabilities. Our lease terms and conditions may include options to extend or terminate. An option is recognized when it is reasonably certain that we will exercise that option.

Our lease assets also include any lease payments made, and exclude any lease incentives received prior to commencement. Our lease assets are tested for impairment in the same manner as long-lived assets used in operations.
The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024
Finance lease cost
Amortization of right-of-use assets	$417	$833
Interest on lease liabilities	240	486
Total finance lease cost	657	1,319
Operating lease cost	14,095	28,354
Total lease cost	$14,752	$29,673

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$240	$246
Operating cash flows from operating leases	13,918	27,572
Financing cash flows from finance leases	425	462

Weighted-Average Remaining Lease Term (in Years)
Finance leases	7.0
Operating leases	6.7

Weighted-Average Discount Rate
Finance leases	5.6%
Operating leases	7.0%

	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
Finance Lease Cost
Amortization of right-of-use assets	$417	$833
Interest on lease liabilities	263	531
Total finance lease cost	$680	$1,364
Operating lease cost	12,764	25,707
Total lease cost	$13,444	$27,071

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$263	$531
Operating cash flows from operating leases	12,264	24,539
Financing cash flows from finance leases	384	763
Note 10.    Equity and Redeemable Preferred Stock
As of December 31, 2024, the Company’s amended and restated articles of incorporation authorize our board of directors, without the approval of our shareholders, to issue 5 million shares of our preferred stock. As of December 31, 2024, 2.3 million shares of mandatory preferred convertible shares have been authorized, none are outstanding; 75,000 shares of Series B-1 convertible preferred stock, no par value, have been issued and are outstanding; and 140,000 shares of Series B-2 convertible preferred stock, no par value, have been issued and are outstanding.
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
Preferred stock dividends are presented as a reduction to Retained earnings on the Condensed Consolidated Balance Sheets.

The following table presents dividends per share and dividends recognized:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Dividends per share	$150	$142	$298	$283
Dividends ($000)	30,727	29,235	61,075	58,109
Deemed dividends ($000)	1,535	1,345	3,020	2,644
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
The following table presents the activity in noncontrolling interests in Silicon Carbide ($000s):

	Six Months Ended December 31,
	2024	2023
Balance-beginning of period	$371,392	$—
Sale of shares to noncontrolling interests	—	373,573
Share of foreign currency translation adjustments	(399)	1,065
Net loss	(2,869)	(1,484)
Balance-end of period	$368,124	$373,154
Note 12.    Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the three and six months ended December 31, 2024, diluted shares outstanding include the dilutive effect of the potential shares of Coherent Common Stock issuable from performance and restricted shares. For the three and six months ended December 31, 2023, as the Company was in a net loss position, there were no dilutive shares.
Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings (loss) per common share. For the three and six months ended December 31, 2024, diluted earnings per share excluded the potentially dilutive effect of the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive. For the three and six months ended December 31, 2023, diluted earnings (loss) per share excluded the potentially dilutive effect of the performance and restricted shares, calculated based on the average stock price for each fiscal period, using the treasury stock method, as well as the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (000, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Numerator
Net earnings (loss) attributable to Coherent Corp.	$103,385	$(26,991)	$129,272	$(94,525)
Deduct Series B dividends and deemed dividends	(32,262)	(30,580)	(64,095)	(60,753)
Basic earnings (loss) available to common shareholders	$71,123	$(57,571)	$65,177	$(155,278)

Diluted earnings (loss) available to common shareholders	$71,123	$(57,571)	$65,177	$(155,278)

Denominator
Weighted average shares	154,767	151,564	154,197	150,946
Effect of dilutive securities:
Common stock equivalents	5,222	—	5,078	—
Diluted weighted average common shares	159,989	151,564	159,275	150,946

Basic earnings (loss) per common share	$0.46	$(0.38)	$0.42	$(1.03)

Diluted earnings (loss) per common share	$0.44	$(0.38)	$0.41	$(1.03)
The following table presents potential shares of common stock excluded from the calculation of diluted net earnings (loss) per share, as their effect would have been anti-dilutive (000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Common stock equivalents	—	1,956	5	2,146
Series B Convertible Preferred Stock	28,920	27,516	28,741	27,346
Total anti-dilutive shares	28,920	29,472	28,746	29,492
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
The following table summarizes selected financial information of our operations by segment and reconciles segment profit to consolidated earnings (loss) before income taxes for the periods presented ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Segment revenue
Networking	$815,913	$524,235	1,578,785	997,084
Materials	243,475	253,678	480,902	498,318
Lasers	375,277	353,521	723,113	689,115
Total segment revenue	1,434,665	1,131,434	2,782,800	2,184,517

Intersegment revenue
Networking	12,584	9,979	27,011	22,866
Materials	119,122	96,042	251,290	183,784
Lasers	2,318	1,205	3,882	1,844
Unallocated	(134,024)	(107,226)	(282,183)	(208,494)
Total intersegment revenue	—	—	—	—

Segment profit
Networking	153,269	95,350	289,175	156,063
Materials	74,117	56,220	165,225	106,322
Lasers	87,520	62,548	151,259	108,241
Total segment profit	314,906	214,118	605,659	370,626

Unallocated Corporate items
Corporate and centralized function costs (1)	(49,959)	(61,669)	(123,061)	(107,204)
Share-based compensation	(41,012)	(27,252)	(76,490)	(71,776)
Restructuring costs (2)	(8,021)	1,570	(32,385)	(1,448)
Integration, site consolidated and other costs (3)	(7,332)	(23,376)	(18,081)	(35,454)
Amortization of intangibles	(71,716)	(71,507)	(143,578)	(144,168)
Interest expense	(64,278)	(74,678)	(130,922)	(147,936)
Other (income) expense, net	55,816	5,387	66,565	11,656
Earnings (loss) before income taxes	$128,404	$(37,407)	$147,707	$(125,704)

Expenditures for property, plant, and equipment
Networking	$70,211	$36,374	$118,897	$53,867
Materials	30,703	54,511	64,499	95,023
Lasers	4,769	585	14,271	4,777
Total expenditures for property, plant, and equipment	$105,683	$91,470	$197,667	$153,667
(1)We do not allocate corporate and centralized function costs that are not directly attributable to our operating segments.
(2)See Note 17. Restructuring Plan for further information.
(3)Integration and site consolidation costs in the three and six months ended December 31, 2024 includes $4 million and $15 million, respectively, in consulting costs related to projects to integrate recent acquisitions into common technology systems and simplify legal entity structure, and $3 million and $2 million, respectively, of employee severance and retention costs related to sites being shut down as part of our 2023 Restructuring Plan or Synergy and Site Consolidation Plan. Integration and site consolidation costs in the three and six months ended December 31, 2023 primarily include $16 million and $23 million, respectively, in consulting costs related to projects to integrate recent acquisitions into common technology systems and simplify legal entity structure, and $4 million and $6 million, respectively, of employee severance and retention costs related to sites being shut down as part of our 2023 Restructuring Plan or Synergy and Site Consolidation Plan.
The following table summarizes segment assets ($000):

Segment assets and reconciliation to total assets	December 31, 2024	June 30, 2024
Networking	$3,545,700	$3,472,866
Materials	2,862,533	3,017,858
Lasers	7,062,988	7,361,731
Corporate and shared services	726,113	636,179
Total assets	$14,197,334	$14,488,634
Note 14.    Share-Based Compensation
Stock Award Plans
The Company’s Board of Directors amended and restated the Coherent Corp. Omnibus Incentive Plan and the Company’s shareholders approved such amendment and restatement at the Annual Meeting in November 2024 (as amended and restated, the “Plan”). The Plan was originally approved by the Company's shareholders at the Annual Meeting in November 2018, and was subsequently amended, restated and approved by the Company’s shareholders at the Annual Meetings held in November 2020 and November 2023. The Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance units to employees (including officers), consultants and directors of the Company.
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
The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions (subject to certain limitations) of up to 15% (or such lesser amount as may be determined by the plan administrator) of their wages and base salary to purchase shares at an amount which will not be less than 85% of the lower of (i) the fair market value of the common stock on the first trading day of the offering period and (ii) the fair market value of the common stock on the last trading day of the approximately six-month offering period.
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Stock Options and Cash-Based Stock Appreciation Rights	$166	$803	$583	$(254)
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	23,881	20,923	47,650	51,988
Performance Share Awards and Cash-Based Performance Share Unit Awards	14,757	2,985	23,749	13,830
Employee Stock Purchase Plan	2,208	2,541	4,508	6,212
	$41,012	$27,252	$76,490	$71,776

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
We had entered into an interest rate swap agreement, effective November 24, 2019, with a notional amount of $1,075 million to limit the exposure to our variable interest rate debt by effectively converting it to a fixed interest rate. Through February 28, 2023, we received payments based on the one-month LIBOR and made payments based on a fixed rate of 1.52%. We received payments with a floor of 0.00%. The initial notional amount of the interest rate swap decreased to $825 million in June 2022, and remained at that amount through its expiration on September 24, 2024. On March 20, 2023, we amended our $825 million interest rate swap (“Amended Swap”), effective as of February 28, 2023, to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 7. Debt for further information. Under the Amended Swap, we received payments based on the one-month SOFR and made payments based on a fixed rate of 1.42%. Through its expiration on September 24, 2024, we received payments with a floor of 0.10%. We designated this instrument as a cash flow hedge, and deemed the hedge relationship effective at inception of the contract and the amended contract.
The interest rate swap expired on September 30, 2024. The fair value of the interest rate swap of $8 million is recognized in the Condensed Consolidated Balance Sheet within Prepaid and other current assets as of June 30, 2024. Changes in fair value were recorded within AOCI on the Condensed Consolidated Balance Sheets and reclassified into the Condensed Consolidated Statements of Earnings (Loss) as interest expense in the period in which the underlying transaction affected earnings. Cash flows from hedging activities were reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, as a component of cash flows from operations. The fair value of the interest rate swap was determined using widely accepted valuation techniques and reflected the contractual terms of the interest rate swap including the period to maturity, and while there were no quoted prices in active markets, it used observable market-based inputs, including interest rate curves. The fair value analysis also considered a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The interest rate swap was classified as a Level 2 item within the fair value hierarchy.
On February 23, 2022, we entered into an interest rate cap (the “Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 7. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we began to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. The fair value of the interest rate cap of $32 million and $50 million is recognized in the Condensed Consolidated Balance Sheet within Prepaid and other current assets and Other assets as of December 31, 2024 and June 30, 2024, respectively.
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

We estimated the fair value of the Senior Notes, Term A Facility and Term B Facility (“Debt Facilities”) based on quoted market prices as of the last trading day prior to December 31, 2024; however, the Debt Facilities have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Debt Facilities could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying values of the Debt Facilities are net of unamortized discount and issuance costs. See Note 7. Debt for details on the Company’s debt facilities.
The fair value and carrying value of the Debt Facilities were as follows ($000):

	December 31, 2024		June 30, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$947,093	$984,541	$938,193	$984,061
Term A Facility	682,772	672,923	777,564	762,039
Term B Facility	2,249,101	2,189,476	2,390,497	2,334,701
Our borrowings, including our lease obligations and the Debt Facilities, are considered Level 2 among the fair value hierarchy.
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those investments.
At December 31, 2024, total restricted cash of $751 million includes $748 million of cash in Silicon Carbide LLC that is restricted for use only by that subsidiary and $3 million of cash restricted for other purposes in other entities. At June 30, 2024, total restricted cash of $864 million includes $858 million of cash in Silicon Carbide LLC that is restricted for use only by that subsidiary and $5 million of cash restricted for other purposes in other entities. The restricted cash is invested in money market accounts and time deposits, with maturities of one year or less, that are held-to-maturity, are considered Level 1 among the fair value hierarchy and approximate fair value. Restricted cash that is expected to be spent and released from restriction after 12 months is classified as non-current on the Condensed Consolidated Balance Sheets.
We, from time to time, purchase foreign currency forward exchange contracts that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At December 31, 2024, we had no foreign currency forward contracts. The fair values of these instruments, when outstanding, are measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized gains related to these contracts for the three and six months ended December 31, 2024 were zero and $16 million, respectively, and realized gains related to these contracts for the three and six months ended December 31, 2023 were $14 million and $3 million, respectively, were included in Other income, net in the Condensed Consolidated Statements of Earnings (Loss).
Note 16.    Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the six months ended December 31, 2024 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Instruments	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2024	$(26,092)	$35,916	$(7,184)	$2,640
Other comprehensive loss before reclassifications	(141,591)	(1,695)	(584)	(143,870)
Amounts reclassified from AOCI	—	(18,486)	—	(18,486)
Net current-period other comprehensive loss	(141,591)	(20,181)	(584)	(162,356)
AOCI - December 31, 2024	$(167,683)	$15,735	$(7,768)	$(159,716)
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
In the three months ended December 31, 2024, these activities resulted in $8 million of charges primarily for site move costs, employee termination costs and accelerated depreciation. In the six months ended December 31, 2024, these activities resulted in $32 million of charges primarily for impairment losses associated with the sale of our Newton Aycliffe business, accelerated depreciation, employee termination and site move costs. In the three months ended December 31, 2023, these activities resulted in $2 million of net recoveries primarily for adjustments to employee termination costs partially offset by acceleration of depreciation and site move costs. In the six months ended December 31, 2023, these activities resulted in $1 million of charges primarily for employee termination costs as well as site move costs, write-off of property and equipment and acceleration of depreciation. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Activity and accrual balances for the Restructuring Plan were as follows for the first two quarters of fiscal 2024 and 2023 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2024	$51,061	$—	$—	$51,061
Restructuring charges (recoveries)	(455)	15,970	8,850	24,365
Payments	(6,796)	—	—	(6,796)
Asset write-offs and other	—	(15,970)	(8,850)	(24,820)
Balance - September 30, 2024	43,810	$—	$—	$43,810
Restructuring charges	2,882	—	5,139	8,021
Payments	(752)	—	—	(752)
Asset write-offs and other	(1,609)	—	(5,139)	(6,748)
Balance - December 31, 2024	$44,331	$—	$—	$44,331

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2023	$64,379	$—	$—	$64,379
Restructuring charges	2,050	269	699	3,018
Payments	(7,930)	—	—	(7,930)
Asset write-offs and other	—	(269)	(699)	(968)
Balance - September 30, 2023	58,499	—	—	58,499
Restructuring charges (recoveries)	(4,848)	54	3,224	(1,570)
Payments	(2,103)	—	—	(2,103)
Asset write-offs and other	—	(54)	(3,224)	(3,278)
Balance - December 31, 2023	$51,548	$—	$—	$51,548
At December 31, 2024, $12 million and $32 million of accrued severance related costs were included in other accrued liabilities and other liabilities, respectively, and are expected to result in cash expenditures through fiscal 2028. The current and prior year severance related net charges are primarily comprised of accruals for severance and pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712. The prior year severance related net recoveries are primarily comprised of adjustments to accruals for severance pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712.
By segment, for the three and six months ended December 31, 2024, $3 million and $26 million, respectively, of restructuring costs were incurred in the Materials segment, $3 million and $4 million, respectively, of restructuring costs were incurred in the Networking segment, and $2 million of restructuring costs were incurred in both periods in the Lasers segment. By segment, for the three and six months ended December 31, 2023, $2 million and $7 million, respectively, of restructuring costs were incurred in the Materials segment, partially offset by $3 million and $5 million, respectively, of restructuring recoveries in the

Networking segment. Restructuring charges and recoveries are recorded in Restructuring Charges (Recoveries) in our Condensed Consolidated Statements of Earnings (Loss).

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
Forward-Looking Statements
Certain statements contained in this Quarterly Report on Form 10-Q are forward-looking statements as defined by Section 21E of the Securities Exchange Act of 1934, as amended, including statements regarding projected growth rates, markets, product development, financial position, capital expenditures and foreign currency exposure. Forward-looking statements are also identified by words such as “expects,” “anticipates,” “intends,” “believes,” “plans,” “projects” or similar expressions.
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
In the three and six months ended December 31, 2024, these activities resulted in charges of $8 million and $32 million, respectively. The current quarter costs are primarily for site move costs, employee termination costs and accelerated depreciation and the current year-to-date costs are primarily for impairment losses associated with the sale of our Newton Aycliffe business, accelerated depreciation, employee termination costs and site move costs. In fiscal 2024, these activities resulted in charges of $27 million, primarily for accelerated depreciation, the write-off of property and equipment, and site move costs. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination costs, and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect the restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material. See Note 17. Restructuring Plan to the Company’s Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it had accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Coherent, Inc., including site consolidations and relocations to lower cost sites. These relocations and other actions resulted in the Company achieving its previously announced $250 million synergy plan, which includes savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. In the three and six months ended December 31, 2024, the acceleration of these activities resulted in $7 million and $11 million, respectively, of charges primarily for employee termination costs, overlapping labor related to transition of manufacturing operations to other sites and shut down costs. In fiscal 2024, the acceleration of these activities resulted in $40 million of charges primarily for overlapping labor related to transition of manufacturing operations to other sites, shut down costs for sites being exited, accelerated depreciation and employee termination costs, with $9 million and $16 million, respectively, of those charges in the three and six months ended December 31, 2023. In fiscal 2023, the acceleration of these activities resulted in $20 million in charges primarily for employee termination costs, the write-off of inventory for products that are being exited and shut down costs.
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

Results of Operations ($ in millions, except per share data)
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three and six months ended December 31, 2024 and 2023 ($ in millions) (1):

	Three Months Ended December 31, 2024		Three Months Ended December 31, 2023
		% of Revenues		% of Revenues
Total revenues	$1,435	100%	$1,131	100%
Cost of goods sold	925	64	781	69
Gross margin	509	36	350	31
Operating expenses:
Research and development	144	10	111	10
Selling, general and administrative	221	15	209	18
Restructuring charges	8	1	(2)	—
Interest and other, net	8	1	69	6
Earnings (loss) before income taxes	128	9	(37)	(3)
Income taxes	27	2	(9)	(1)
Net earnings (loss)	102	7	(28)	(3)
Net loss attributable to noncontrolling interests	(2)	—	(1)	—
Net earnings (loss) attributable to Coherent Corp.	$103	7%	$(27)	(3)%

Diluted earnings (loss) per share	$0.44		$(0.38)
(1) Some amounts may not add due to rounding.

	Six Months Ended December 31, 2024		Six Months Ended December 31, 2023
		% of Revenues		% of Revenues
Total revenues	$2,783	100%	$2,185	100%
Cost of goods sold	1,813	65	1,527	70
Gross margin	970	35	658	30
Operating expenses:
Research and development	275	10	225	10
Selling, general and administrative	450	16	421	19
Restructuring charges	32	1	1	—
Interest and other, net	64	2	136	6
Earnings (loss) before income taxes	148	5	(126)	(6)
Income taxes	21	1	(30)	(1)
Net earnings (loss)	126	5	(96)	(4)
Net loss attributable to noncontrolling interests	(3)	—	(2)	—
Net earnings (loss) attributable to Coherent Corp.	$129	5%	$(95)	(3)%

Diluted earnings (loss) per share	$0.41		$(1.03)
(1) Some amounts may not add due to rounding.
Consolidated
Revenues. Revenues for the three months ended December 31, 2024 increased 27% to $1,435 million, compared to $1,131 million for the same period last fiscal year. Revenues increased $303 million (58%) in the communications market, with increases in datacom driven primarily by ongoing strong AI datacenter demand and the continued recovery in telecom. In our remaining markets, which are primarily industrial-related applications, revenue was flat. Within these markets, strong revenue growth in display capital equipment and semiconductor capital equipment volumes was offset by weakness in automotive end market demand. From a segment perspective, Networking revenues increased 56% year-over-year due to ongoing strong AI datacenter demand and the continued recovery in telecom, both in our communications market. Lasers revenue increased 6% year-over-year reflecting strong demand with higher volumes of annealing lasers in our display capital equipment market as well as strong demand in semiconductor capital equipment. Materials revenues decreased 4% year-over-year, primarily due to weak automotive end market demand.
Revenues for the six months ended December 31, 2024 increased 27% to $2,783 million, compared to $2,185 million for the same period last fiscal year. Revenues increased $618 million (63%) in the communications market, with increases in datacom driven primarily by ongoing strong AI datacenter demand and the continued recovery in telecom. In our remaining markets, which are primarily industrial-related applications, revenue decreased $19 million (2%). Within these markets, strong revenue growth in display capital equipment volumes was more than offset by weakness in precision manufacturing and other markets outside of datacom and telecom. From a segment perspective, Networking revenues increased 58% year-over-year due to strong AI datacenter demand in our communications market and the continued recovery in telecom. Lasers revenue increased 5% year-over-year reflecting on-going strength in display capital equipment volumes. Materials revenues decreased 3% year-over-year, primarily due to weak automotive end market demand.
Gross margin. Gross margin for the three months ended December 31, 2024 was $509 million, or 36% of total revenues, compared to $350 million, or 31% of total revenues, for the same period last fiscal year, an increase of 452 basis points. The increase as a percent of revenue for the three months ended December 31, 2024 was primarily due to higher revenue volume as well as cost reductions and improvements in manufacturing yields, partially offset by unfavorable product mix. Gross margin for the six months ended December 31, 2024 was $970 million, or 35% of total revenues, compared to $658 million, or 30% of total revenues, for the same period last fiscal year, an increase of 474 basis points. The increase as a percent of revenue for the six months ended December 31, 2024 was primarily due to higher revenue volume, cost reductions and improvements in manufacturing yields.
Research and development. Research and development (“R&D”) expenses for the three months ended December 31, 2024 were $144 million, or 10% of revenues, compared to $111 million, or 10% of revenues, for the same period last fiscal year. Although flat as a percentage of revenue for the three months ended December 31, 2024, higher R&D expenses were primarily related to continued investment in our product portfolios, particularly in datacom. R&D expenses for the six months ended December 31, 2024 were $275 million, or 10% of revenues, compared to $225 million, or 10% of revenues, for the same period last fiscal year. The higher R&D expenses were primarily related to continued investment in our product portfolios.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2024 were $221 million, or 15% of revenues, compared to $209 million, or 18% of revenues, for the same period last fiscal year. The decrease in SG&A as a percentage of revenue for the three months ended December 31, 2024 compared to the same period last fiscal year was primarily the result of higher sales volumes and lower integration consulting costs, partially offset by the impact of higher variable and share-based compensation. SG&A expenses for the six months ended December 31, 2024 were $450 million, or 16% of revenues, compared to $421 million, or 19% of revenues, for the same period last fiscal year. The decrease in SG&A as a percentage of revenue for the six months ended December 31, 2024 compared to the same period last fiscal year was primarily the result of higher sales volumes partially offset by the impact of higher variable and share-based compensation.
Restructuring charges. Restructuring charges related to our Restructuring Plan for the three and six months ended December 31, 2024 were $8 million and $32 million, respectively, and consist of impairment losses associated with the sale of our Newton Aycliffe business as well as move costs, accelerated depreciation, and employee termination costs due to the consolidation of certain manufacturing sites. Restructuring charges related to our Restructuring Plan for the three and six months ended December 31, 2023 were a net recovery of $2 million and net charges of $1 million, respectively, and consisted of severance (including cumulative adjustments resulting in a recovery in the three months ended December 31, 2023), move costs, equipment write-offs and accelerated depreciation due to the consolidation of certain manufacturing sites. See Note 17. Restructuring Plan included in Item 1 of this Quarterly Report on Form 10-Q for further information.

Interest and other, net. Interest and other, net for the three months ended December 31, 2024 was expense of $8 million, compared to expense of $69 million for the same period last fiscal year, a decrease of $61 million. Included in Interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, and interest and dividend income on cash balances. For the three months ended December 31, 2024, the decrease of $61 million in comparison to the same period last fiscal year was driven by $41 million higher foreign exchange net gains, $10 million lower interest expense and $6 million incremental interest and dividend income due to increases in interest rates earned on investments as well as the increase in restricted cash balances. The $41 million higher foreign exchange gains were primarily due to higher volatility of exchange rates, particularly the Korean Won, Euro and Chinese Renminbi, during the three months ended December 31, 2024 in addition to the cessation of our balance sheet hedging program at the end of September 2024. The $10 million lower interest expense was primarily due to lower interest expense on our New Term B Loans resulting from lower balances and lower interest rates partially offset by lower interest expense benefit from our interest rate cap and swap. Interest and other, net for the six months ended December 31, 2024 was expense of $64 million, compared to expense of $136 million for the same period last fiscal year, a decrease of $72 million. For the six months ended December 31, 2024, the decrease of $72 million in comparison to the same period last fiscal year was driven by $31 million higher foreign exchange net gains, $18 million incremental interest and dividend income due to increases in interest rates earned on investments as well as the increase in restricted cash balances and $17 million lower interest expense. The $31 million higher foreign exchange gains were primarily due to higher volatility of exchange rates, particularly the Korean Won, Euro and Chinese Renminbi, during the six months ended December 31, 2024 in addition to the cessation of our balance sheet hedging program at the end of September 2024. The $17 million lower interest expense was primarily due to lower interest expense on our New Term B Loans resulting from lower balances and lower interest rates.
Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2024 was 14% compared to an effective tax rate of 24% for the same period in 2023. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions. The current year-to-date rate was impacted by the recording of a $15 million windfall on stock awards due to the increase in stock price.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the three and six months ended December 31, 2024 was $2 million and $3 million, respectively, and represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC. Net loss attributable to noncontrolling interests for both the three and six months ended December 31, 2023 was $1 million. See Note 11. Noncontrolling Interests included in Item 1 of this Quarterly Report on Form 10-Q for further information.

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
Networking ($ in millions)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2024	2023		2024	2023
Revenues	$816	$524	56%	$1,579	$997	58%
Segment profit	$153	$95	61%	$289	$156	85%
Revenues for the three months ended December 31, 2024 increased 56% to $816 million, compared to $524 million for the same period last fiscal year. Revenues for the six months ended December 31, 2024 increased 58% to $1,579 million, compared to $997 million for the same period last fiscal year. The increase in revenue of $292 million during the three months ended December 31, 2024 was due to ongoing strong AI datacenter demand resulting from increased volumes in the datacom vertical as well as the continued recovery in telecom, both in our communications market. The increase in revenues of $582 million during the six months ended December 31, 2024 was primarily due to AI datacenter demand in our communications market resulting from increased volumes in the datacom vertical and the continued recovery in telecom.
Segment profit for the three months ended December 31, 2024 increased 61% to $153 million, compared to segment profit of $95 million for the same period last fiscal year. The increase in segment profit for the three months ended December 31, 2024 was primarily driven by higher revenues, partially offset by $22 million higher R&D investments in our product portfolio. Segment profit for the six months ended December 31, 2024 increased 85% to $289 million, compared to segment profit of $156 million for the same period last fiscal year. The increase in segment profit for the six months ended December 31, 2024 was primarily driven by higher revenues, partially offset by $35 million higher R&D investments in our product portfolio.
Materials ($ in millions)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2024	2023		2024	2023
Revenues	$243	$254	(4)%	$481	$498	(3)%
Segment profit	$74	$56	32%	$165	$106	55%

Revenues for the three months ended December 31, 2024 decreased 4% to $243 million, compared to revenues of $254 million for the same period last fiscal year. Revenues for the six months ended December 31, 2024 decreased 3% to $481 million, compared to $498 million for the same period last fiscal year. Compared to the three months ended December 31, 2023, Materials decreased $10 million year-over-year, with a decrease of $11 million in the electronics market primarily due to weak automotive end market demand as well as a decrease of $11 million in the industrial market due to macroeconomic conditions. The decreases were partially offset by $9 million higher volumes in the datacom vertical within the communications market. The decrease in revenues of $17 million during the six months ended December 31, 2024 was primarily related to decreases of $25 million in the electronics market primarily due to weak automotive end market demand and $24 million in the industrial market due to macroeconomic conditions, partially offset by $31 million higher volumes in the datacom vertical within the communications market.
Segment profit for the three months ended December 31, 2024 increased 32% to $74 million, compared to segment profit of $56 million for the same period last fiscal year, primarily driven by favorable product mix and lower costs, partially offset by higher R&D investments in our product portfolio. Segment profit for the six months ended December 31, 2024 increased 55% to $165 million compared to the segment profit of $106 million for the same period last fiscal year. The increase in segment profit for the six months ended December 31, 2024 was primarily driven by favorable product mix and lower costs, partially offset by higher R&D investments in our product portfolio and higher SG&A expenses.
Lasers ($ in millions)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2024	2023		2024	2023
Revenues	$375	$354	6%	$723	$689	5%
Segment profit	$88	$63	40%	$151	$108	40%

Revenues for the three months ended December 31, 2024 increased 6% to $375 million, compared to revenues of $354 million for the same period last fiscal year. Revenues for the six months ended December 31, 2024 increased 5% to $723 million, compared to $689 million for the same period last fiscal year. The increase during the three months ended December 31, 2024 was primarily due to $26 million higher shipments to the industrial market due to increased demand in our semiconductor and display capital equipment vertical. The increase in revenues of $34 million for the six months ended December 31, 2024 was primarily related to $43 million higher shipments to the industrial market due to increased demand in our semiconductor and display capital equipment vertical.
Segment profit for the three months ended December 31, 2024 increased 40% to $88 million, compared to segment profit of $63 million for the same period last fiscal year. The increase in segment profit was primarily driven by higher revenue volumes, favorable product mix, and favorable foreign exchange rates, partially offset by higher R&D investments in our product portfolio. Segment profit for the six months ended December 31, 2024 increased by 40% to $151 million compared to $108 million for the same period last fiscal year. The increase in segment profit for the six months ended December 31, 2024 was primarily driven by higher revenues.

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

Sources (uses) of cash (millions):

	Six Months Ended December 31,
	2024	2023
Net cash provided by operating activities	$340	$266
Net proceeds from debt and equity issuances, including noncontrolling interest holders	—	968
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	29	16
Effect of exchange rate changes on cash and cash equivalents and other items	(23)	14
Proceeds from the sale of business	27	—
Other items	(2)	(3)
Payments in satisfaction of employees’ minimum tax obligations	(45)	(18)
Payments on existing debt	(250)	(108)
Additions to property, plant & equipment	(198)	(154)
Operating activities:
Net cash provided by operating activities was $340 million for the six months ended December 31, 2024 compared to $266 million for the same period last fiscal year. The increase in cash flows provided by operating activities during the six months ended December 31, 2024 compared to the same period last fiscal year was primarily due to higher earnings partially offset by increases in accounts receivables and inventories as a result of higher revenues.
Investing activities:
Net cash used in investing activities was $172 million for the six months ended December 31, 2024, compared to $156 million for the same period last fiscal year. Lower cash used to fund capital expenditures of $44 million year-over-year was partially offset by $27 million cash received from the sale of a business.
Financing activities:
Net cash used in financing activities was $266 million for the six months ended December 31, 2024, compared to net cash provided by financing activities of $859 million for the same period last fiscal year. Cash outflows for the current fiscal year were primarily payments on existing debt. Financing inflows in the prior year period included the $1.0 billion contribution from noncontrolling interests, partially offset by payments on existing debt and equity issuance costs related to the contribution from noncontrolling interests.

Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”) with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facilities, the “Senior Credit Facilities”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted Secured Overnight Financing Rate (“SOFR”) based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.85% as of December 31, 2024. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. As further amended, the New Term B Loans bear interest at an adjusted SOFR rate (subject to a 0.50% floor) plus 2.50% as of December 31, 2024. On January 2, 2025, Coherent entered into Amendment No. 3 to the Credit Agreement, under which the principal amount of the New Term B Loans were replaced with an equal amount of new term loans (the “New Term B-2 Loans”) having substantially similar terms as the New Term B Loans, except with respect to the interest rate applicable to the New Term B-2 Loans and certain other provisions. As further amended, the New Term B-2 Loans will bear interest at a SOFR rate (subject to a 0.50% floor) plus 2.00% as of January 2, 2025. The maturity of the New Term B-2 Loans and revolving credit facility remains unchanged. In relation to the Term Facilities, the Company incurred expense of $52 million and $106 million, respectively, for the three and six months ended December 31, 2024, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap (through September 30, 2024), reduced interest expense by $7 million and $21 million, respectively, during the three and six months ended December 31, 2024.
During the six months ended December 31, 2024, the Company made payments of $248 million for the Term Facilities, including voluntary payments of $215 million.
As of December 31, 2024, the Company had no borrowings outstanding under the Revolving Credit Facility.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	December 31, 2024	June 30, 2024
Cash and cash equivalents	$918	$926
Restricted cash, current	12	174
Restricted cash, non-current	739	690
Available borrowing capacity under Revolving Credit Facility	319	346
Total debt obligations	3,860	4,100
Other Liquidity
On December 4, 2023, the Company consummated two investment agreements under which Silicon Carbide LLC, a Company subsidiary, received $1.0 billion cash in exchange for 25% of the equity of that entity. Such funds have and will continue to be used primarily to fund future capital expansion in our silicon carbide business and will enable us to increase our available free cash flow to provide greater financial and operational flexibility to execute our capital allocation priorities. See Note 11. Noncontrolling Interests included in Item 1 of this Quarterly Report on Form 10-Q for further information.
The Company believes existing cash, cash flow from operations, and available borrowing capacity from its Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in R&D, and internal and external growth objectives at least through the next twelve months.
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of December 31, 2024, the Company held approximately $783 million of cash, cash equivalents and restricted cash outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.

At December 31, 2024, we had $751 million of restricted cash, which includes $748 million at our Silicon Carbide LLC that is restricted for use by only that subsidiary.
Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
MARKET RISKS
We are exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, we have the option to use a variety of techniques and derivative financial instruments as part of our overall risk management strategy, which is primarily focused on our exposure in relation to the Chinese Renminbi, Euro, Swiss Franc, Japanese Yen, Singapore Dollar and Korean Won. As of September 30, 2024, after weighing the costs and benefits of hedging foreign exchange risks on our global balance sheets, we paused our balance sheet hedging program indefinitely. We continue to analyze these risks and the costs and benefits inherent in a hedging program.
Interest Rate Risks
As of December 31, 2024, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. In November 2019, we entered into an interest rate swap contract, amended on March 20, 2023, to limit the exposure of our variable interest rate debt by effectively converting a portion of interest payments to fixed interest rate debt. The interest rate swap expired on September 24, 2024. On February 23, 2022, we entered into an interest rate cap (the “Cap”), amended on March 20, 2023, with an effective date of July 1, 2023. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $8 million and $16 million, respectively, for the three and six months ended December 31, 2024.
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

Item 5.    OTHER INFORMATION
On November 21, 2024, Stephen Skaggs, a Company director, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) with a duration through December 31, 2025 with respect to the sale of up to 8,000 Company shares.
On December 1, 2024, Julie Eng, the Company’s Chief Technology Officer, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) with a duration through July 31, 2026 with respect to the sale of up to 9,278 Company shares.
On December 6, 2024, Giovanni Barbarossa, the Company’s Chief Strategy Officer and President, Materials Segment, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) with a duration through December 31, 2026 with respect to the sale of up to 120,186 Company shares.
On December 9, 2024, Christopher Koeppen, the Company’s Chief Innovation Officer and SVP, Aerospace & Defense, adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) with a duration through December 31, 2025 with respect to the sale of up to 31,741 Company shares.

Item 6.    EXHIBITS

		Incorporated herein by reference
Exhibit No.		Form	Exhibit No.	Filing Date	File No.
10.01	Transition Acknowledgment Letter, dated October 3, 2024, by and between Coherent Corp. and Ronald Basso
10.02	Amendment No. 3 to Credit Agreement, dated January 2, 2025, among Coherent Corp., JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties party thereto	8-K	10.1	January 7, 2025	001-39375
10.03	Offer Letter between Sherri R. Luther and Coherent Corp. dated October 8, 2024	8-K	10.1	October 11, 2024	001-39375
10.04	Form of Amended and Restated Award Agreement for Inducement RSUs (3-year vest)	8-K	10.1	October 16, 2024	001-39375
10.05	Form of Award Agreement for Inducement RSUs (2-year vest)	8-K	10.2	October 16, 2024	001-39375
10.06	Form of Amended and Restated Award Agreement for Inducement PSUs	8-K	10.1	November 14, 2024	001-39375
10.07	Coherent Corp. Omnibus Incentive Plan	8-K	10.1	November 18, 2024	001-39375
31.01*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.02*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
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

Coherent Corp.
(Registrant)

Date: February 5, 2025	By:	/s/ James R. Anderson
James R. Anderson Chief Executive Officer

Date: February 5, 2025	By:	/s/ Sherri Luther
Sherri Luther Chief Financial Officer and Treasurer