Form 10-Q
period 2025-03-31
COHERENT CORP.
filed 2025-05-07
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2025

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
At May 5, 2025, 155,440,611 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	March 31, 2025	June 30, 2024
Assets
Current Assets
Cash and cash equivalents	$890,258	$926,033
Restricted cash, current	19,064	174,008
Accounts receivable - less allowance for doubtful accounts of $10,167 at March 31, 2025 and $9,511 at June 30, 2024	1,010,028	848,542
Inventories	1,391,525	1,286,404
Prepaid and refundable income taxes	24,912	26,909
Prepaid and other current assets	364,070	398,203
Total Current Assets	3,699,857	3,660,099
Property, plant & equipment, net	1,936,436	1,817,259
Goodwill	4,457,960	4,464,329
Other intangible assets, net	3,282,517	3,503,247
Deferred income taxes	52,555	40,966
Restricted cash, non-current	716,708	689,645
Other assets	298,792	313,089
Total Assets	$14,444,825	$14,488,634
Liabilities, Mezzanine Equity and Equity
Current Liabilities
Current portion of long-term debt	$4,667	$73,770
Accounts payable	777,331	631,548
Accrued compensation and benefits	242,332	212,458
Operating lease current liabilities	42,725	40,580
Accrued income taxes payable	117,334	90,705
Other accrued liabilities	312,615	294,706
Total Current Liabilities	1,497,004	1,343,767
Long-term debt	3,727,130	4,026,448
Deferred income taxes	673,815	784,374
Operating lease liabilities	170,003	162,355
Other liabilities	208,084	225,411
Total Liabilities	6,276,036	6,542,355
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 shares at March 31, 2025 and June 30, 2024; redemption value - $2,520,047 and $2,427,860, respectively	2,461,560	2,364,772
Shareholders' Equity
Common stock, no par value; authorized - 300,000,000 shares; issued - 171,567,248 shares at March 31, 2025; 168,406,323 shares at June 30, 2024	5,013,770	4,857,657
Accumulated other comprehensive income (loss) (AOCI)	(11,273)	2,640
Retained earnings	713,135	664,940
	5,715,632	5,525,237
Treasury stock, at cost; 16,219,804 shares at March 31, 2025 and 15,626,740 shares at June 30, 2024	(363,010)	(315,122)
Total Coherent Corp. Shareholders’ Equity	5,352,622	5,210,115
Noncontrolling interests (NCI)	354,607	371,392
Total Equity	5,707,229	5,581,507
Total Liabilities, Mezzanine Equity and Equity	$14,444,825	$14,488,634
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$1,497,879	$1,208,809

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	970,189	842,322
Research and development	150,731	127,485
Selling, general and administrative	231,439	205,167
Restructuring charges	73,769	11,530
Interest expense	57,284	72,753
Other (income) expense, net	4,577	(18,597)
Total Costs, Expenses, & Other Expense	1,487,989	1,240,660

Earnings (Loss) Before Income Taxes	9,890	(31,851)

Income Tax Expense (Benefit)	8,125	(16,121)

Net Earnings (Loss)	1,765	(15,730)
Net Loss Attributable to Noncontrolling Interests	(13,946)	(2,543)
Net Earnings (Loss) Attributable to Coherent Corp.	15,711	(13,187)
Less: Dividends on Preferred Stock	32,693	31,193
Net Loss Available to the Common Shareholders	$(16,982)	$(44,380)

Basic Loss Per Share	$(0.11)	$(0.29)

Diluted Loss Per Share	$(0.11)	$(0.29)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Nine Months Ended March 31,
	2025	2024
Revenues	$4,280,679	$3,393,326

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	2,783,506	2,369,303
Research and development	426,185	352,136
Selling, general and administrative	681,019	626,027
Restructuring charges	106,154	12,978
Interest expense	188,206	220,689
Other income, net	(61,988)	(30,252)
Total Costs, Expenses, & Other Expense	4,123,082	3,550,881

Earnings (Loss) Before Income Taxes	157,597	(157,555)

Income Tax Expense (Benefit)	29,429	(45,816)

Net Earnings (Loss)	128,168	(111,739)
Net Loss Attributable to Noncontrolling Interests	(16,815)	(4,027)
Net Earnings (Loss) Attributable to Coherent Corp.	144,983	(107,712)
Less: Dividends on Preferred Stock	96,788	91,946
Net Earnings (Loss) Available to the Common Shareholders	$48,195	$(199,658)

Basic Earnings (Loss) Per Share	$0.31	$(1.32)

Diluted Earnings (Loss) Per Share	$0.30	$(1.32)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Net Earnings (Loss)	$1,765	$(15,730)	$128,168	$(111,739)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	155,553	(146,770)	13,563	(27,885)
Change in fair value of interest rate instruments, net of taxes of $(2,047) and $(4,245) for the three and nine months ended March 31, 2025, respectively; and $1,911 and $(4,705) for the three and nine months ended March 31, 2024, respectively	(7,476)	6,978	(27,657)	(17,413)
Pension adjustment, net of taxes of $0 for the three and nine months ended March 31, 2025 and March 31, 2024	795	476	211	824
Comprehensive Income (Loss)	150,637	(155,046)	114,285	(156,213)
Comprehensive Loss Attributable to Noncontrolling Interests	(13,946)	(2,543)	(16,815)	(4,027)
Foreign Currency Translation Adjustments Attributable to Noncontrolling Interests	429	(294)	30	771
Comprehensive Income (Loss) Attributable to Coherent Corp.	$164,154	$(152,209)	$131,070	$(152,957)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Nine Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net earnings (loss)	$128,168	$(111,739)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	188,034	199,693
Amortization	230,741	216,420
Share-based compensation expense	116,649	97,752
Amortization of debt issuance costs	15,661	13,256
Non-cash restructuring charges	43,002	4,858
Loss on disposal of property, plant and equipment	112	262
Unrealized losses (gains) on foreign currency remeasurements and transactions	6,841	(3,852)
Loss (earnings) from equity investments	(626)	523
Deferred income taxes	(88,101)	(140,727)
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	(166,115)	(52,388)
Inventories	(97,301)	(21,256)
Accounts payable	128,263	161,366
Contract liabilities	4,619	(39,103)
Income taxes	(2,174)	36,960
Accrued compensation and benefits	29,874	1,835
Other operating net assets (liabilities)	(34,331)	19,544
Net cash provided by operating activities	503,316	383,404
Cash Flows from Investing Activities
Additions to property, plant & equipment	(309,486)	(246,909)
Proceeds from the sale of business	27,000	—
Other investing activities	(1,038)	(2,114)
Net cash used in investing activities	(283,524)	(249,023)
Cash Flows from Financing Activities
Sale of shares to noncontrolling interests	—	1,000,000
Proceeds from borrowings of revolving credit facilities	35,862	18,966
Payments on existing debt	(386,006)	(165,094)
Payments on borrowings under revolving credit facilities	(34,148)	(18,642)
Equity issuance costs	—	(31,840)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	47,462	36,097
Payments in satisfaction of employees' minimum tax obligations	(48,939)	(18,823)
Other financing activities	(719)	(755)
Net cash provided by (used in) financing activities	(386,488)	819,909
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,040	603
Net increase (decrease) in cash, cash equivalents, and restricted cash	(163,656)	954,893
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,789,686	837,566
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,626,030	$1,792,459
Supplemental Information
Cash paid for interest	$187,799	$224,656
Cash paid for income taxes	$107,784	$53,803
Additions to property, plant & equipment included in accounts payable	$77,751	$66,040
Non-Cash Investing and Financing Activities
Conversion of Series A preferred stock to common stock	$—	$445,319
See Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows.

	March 31,
	2025	2024
Cash and cash equivalents	$890,258	$898,578
Restricted cash, current	19,064	183,611
Restricted cash, non-current	716,708	710,270
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,626,030	$1,792,459

Coherent Corp and Subsidiaries
Condensed Consolidated Statements of Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		Preferred Stock		AOCI	Retained Earnings	Treasury Stock		NCI	Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount			Pref Shares	Amount
Balance - June 30, 2024	168,408	$4,857,657	—	$—	$2,640	$664,940	(15,629)	$(315,122)	$371,392	$5,581,507	215	$2,364,772
Share-based and deferred compensation	2,136	56,015	—	—	—	3	(399)	(29,923)	—	26,095	—	—
Net earnings (loss)	—	—	—	—	—	25,887	—	—	(1,026)	24,861	—	—
Foreign currency translation adjustments	—	—	—	—	289,723	—	—	—	551	290,274	—	—
Change in fair value of interest rate instruments, net of taxes of $(4,397)	—	—	—	—	(18,755)	—	—	—	—	(18,755)	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	(155)	—	—	—	—	(155)	—	—
Dividends	—	—	—	—	—	(31,833)	—	—	—	(31,833)	—	31,833
Balance - September 30, 2024	170,544	$4,913,672	—	$—	$273,453	$658,997	(16,028)	$(345,045)	$370,917	$5,871,994	215	$2,396,605
Share-based and deferred compensation	571	43,407	—	—	—	(3)	(143)	(14,212)	—	29,192	—	—
Net earnings (loss)	—	—	—	—	—	103,385	—	—	(1,843)	101,542	—	—
Foreign currency translation adjustments	—	—	—	—	(431,314)	—	—	—	(950)	(432,264)	—	—
Change in fair value of interest rate instruments, net of taxes of $2,199	—	—	—	—	(1,426)	—	—	—	—	(1,426)	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	(429)	—	—	—	—	(429)	—	—
Dividends	—	—	—	—	—	(32,262)	—	—	—	(32,262)	—	32,262
Balance - December 31, 2024	171,115	$4,957,079	—	$—	$(159,716)	$730,117	(16,171)	$(359,257)	$368,124	$5,536,347	215	$2,428,867
Share-based and deferred compensation	452	56,691	—	—	—	—	(51)	(3,753)	—	52,938	—	—
Net earnings (loss)	—	—	—	—	—	15,711	—	—	(13,946)	1,765	—	—
Foreign currency translation adjustments	—	—	—	—	155,124	—	—	—	429	155,553	—	—
Change in fair value of interest rate Instruments, net of taxes of $(2,047)	—	—	—	—	(7,476)	—	—	—	—	(7,476)	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	795	—	—	—	—	795	—	—
Dividends	—	—	—	—	—	(32,693)	—	—	—	(32,693)	—	32,693
Balance - March 31, 2025	171,567	$5,013,770	—	$—	$(11,273)	$713,135	(16,222)	$(363,010)	$354,607	$5,707,229	215	$2,461,560

	Common Stock		Preferred Stock		AOCI	Retained Earnings	Treasury Stock			Total	Mezzanine Equity
	Shares	Amount	Shares	Amount			Shares	Amount	NCI		Pref Shares	Amount
Balance - June 30, 2023	154,721	$3,781,211	2,300	$445,319	$109,726	$944,416	(15,137)	$(293,121)	$—	$4,987,551	215	$2,241,415
Share-based and deferred compensation	1,804	60,748	—	—	—	—	(366)	(13,932)	—	46,816	—	—
Conversion of Series A preferred stock	10,240	445,319	(2,300)	(445,319)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(67,534)	—	—	—	(67,534)	—	—
Foreign currency translation adjustments	—	—	—	—	(107,903)	—	—	—	—	(107,903)	—	—
Change in fair value of interest rate instruments, net of taxes of $868	—	—	—	—	2,938	—	—	—	—	2,938	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	291	—	—	—	—	291	—	—
Dividends	—	—	—	—	—	(30,173)	—	—	—	(30,173)	—	30,173
Balance - September 30, 2023	166,765	$4,287,278	—	$—	$5,052	$846,709	(15,503)	$(307,053)	$—	$4,831,986	215	$2,271,588
Share-based and deferred compensation	544	25,184	—	—	—	—	(47)	(3,633)	—	21,551	—	—
Net loss	—	—	—	—	—	(26,991)	—	—	(1,484)	(28,475)	—	—
Foreign currency translation adjustments	—	—	—	—	225,723	—	—	—	1,065	226,788	—	—
Change in fair value of interest rate instruments, net of taxes of $(7,484)	—	—	—	—	(27,329)	—	—	—	—	(27,329)	—	—
Pension adjustment, net of taxes $0	—	—	—	—	57	—	—	—	—	57	—	—
Dividends	—	—	—	—	—	(30,580)	—	—	—	(30,580)	—	30,580
Sale of shares to noncontrolling interests, net of issuance costs and taxes	—	473,614	—	—	2,871	—	—	—	373,573	850,058	—	—
Balance - December 31, 2023	167,309	$4,786,076	—	$—	$206,374	$789,138	(15,550)	$(310,686)	$373,154	$5,844,056	215	$2,302,168
Share-based and deferred compensation	683	49,185	—	—	—	—	(23)	(1,267)	—	47,918	—	—
Net earnings	—	—	—	—	—	(13,187)	—	—	(2,543)	(15,730)	—	—
Foreign currency translation adjustments	—	—	—	—	(146,476)	—	—	—	(294)	(146,770)	—	—
Change in fair value of interest rate instruments, net of taxes of $1,911	—	—	—	—	6,978	—	—	—	—	6,978	—	—
Pension adjustment, net of taxes $0	—	—	—	—	476	—	—	—	—	476	—	—
Dividends	—	—	—	—	—	(31,159)	—	—	—	(31,159)	—	31,193
Balance - March 31, 2024	167,992	$4,835,261	—	$—	$67,352	$744,792	$(15,573)	$(311,953)	$370,317	$5,705,769	215	$2,333,361

See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three and nine months ended March 31, 2025 and 2024 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 filed with the Securities and Exchange Commission (the “SEC”) on August 16, 2024. The condensed consolidated results of operations for the three and nine months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2024 was derived from the Company’s audited consolidated financial statements.
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
In March 2024, the SEC issued the final rule under SEC Release No. 33-11275 and 34-99678, “The Enhancement and Standardization of Climate-Related Disclosures for Investors,” requiring public companies to provide certain climate-related information in their registration statements and annual reports. The final rules will require information about a company’s climate-related risks that have materially impacted or are reasonably likely to have a material impact on its business strategy, results of operations, or financial condition, and the actual and potential material impacts of any identified climate-related risks on the company’s strategy, business model and outlook, as well as relating to assessment, management, oversight and mitigation of such material risks, material climate-related targets and goals, and material greenhouse gas emissions. Additionally, certain disclosures related to severe weather events and other natural conditions will be required in the audited financial statements. The first phase of the final rule is effective for fiscal years beginning in 2025. Disclosure for prior periods is only required if it was previously disclosed in an SEC filing. On April 4, 2024, the SEC voluntarily stayed implementation of the final rule to facilitate the orderly judicial resolution of pending legal challenges to the rule, and in February 2025, the SEC requested that the litigation be paused so that it can determine the appropriate next steps. We are currently evaluating the impact on our disclosures if this new pronouncement is adopted.
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

The following tables summarize disaggregated revenue by end market ($000):

	Three Months Ended March 31, 2025				Nine Months Ended March 31, 2025
	Networking	Materials	Lasers	Total	Networking	Materials	Lasers	Total
Industrial	$15,290	$135,640	$288,616	$439,546	$43,521	$381,667	$858,743	$1,283,931
Communications	872,807	24,182	—	896,989	2,404,825	89,554	—	2,494,379
Electronics	1,948	63,790	(18)	65,720	5,912	214,271	—	220,183
Instrumentation	7,272	13,060	75,292	95,624	21,844	32,082	228,260	282,186
Total Revenues	$897,317	$236,672	$363,890	$1,497,879	$2,476,102	$717,574	$1,087,003	$4,280,679

	Three Months Ended March 31, 2024				Nine Months Ended March 31, 2024
	Networking	Materials	Lasers	Total	Networking	Materials	Lasers	Total
Industrial	$16,361	$134,516	$270,301	$421,178	$47,072	$404,847	$796,961	$1,248,880
Communications	593,223	22,568	—	615,791	1,538,847	56,804	—	1,595,651
Electronics	1,643	71,970	—	73,613	4,820	247,314	—	252,134
Instrumentation	7,597	9,928	80,702	98,227	25,169	28,335	243,157	296,661
Total Revenues	$618,824	$238,982	$351,003	$1,208,809	$1,615,908	$737,300	$1,040,118	$3,393,326
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities generally relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligations have been satisfied. During the nine months ended March 31, 2025, we recognized revenue of $52 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2024. We had $80 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of March 31, 2025. As of March 31, 2025, $69 million of contract liabilities is included within Other accrued liabilities, and $11 million is included within Other liabilities on the Condensed Consolidated Balance Sheet.
Note 4.    Inventories
The components of inventories were as follows ($000):

	March 31, 2025	June 30, 2024
Raw materials	$420,583	$429,888
Work in progress	745,885	620,575
Finished goods	225,057	235,941
Total inventories	$1,391,525	$1,286,404
Note 5.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	March 31, 2025	June 30, 2024
Land and improvements	$66,448	$66,156
Buildings and improvements	802,429	774,991
Machinery and equipment	2,188,137	2,034,310
Construction in progress	522,821	398,884
Finance lease right-of-use asset	25,000	25,000
	3,604,835	3,299,341
Less accumulated depreciation and amortization	(1,668,399)	(1,482,082)
Property, plant, and equipment, net	$1,936,436	$1,817,259

Note 6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Nine Months Ended March 31, 2025
	Networking	Materials	Lasers	Total
Balance-beginning of period	$1,036,592	$245,983	$3,181,754	$4,464,329
Foreign currency translation	371	2,813	(9,553)	(6,369)
Balance-end of period	$1,036,963	$248,796	$3,172,201	$4,457,960
We test goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows ($000):

	March 31, 2025			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,655,392	$(505,233)	$1,150,159	$1,653,289	$(394,040)	$1,259,249
Trade Names	438,470	(8,470)	430,000	438,470	(8,470)	430,000
Customer Lists	2,324,545	(622,187)	1,702,358	2,310,550	(498,252)	1,812,298
Backlog and Other	86,616	(86,616)	—	88,792	(87,092)	1,700
Total	$4,505,023	$(1,222,506)	$3,282,517	$4,491,101	$(987,854)	$3,503,247

Amortization expense in the quarter ended March 31, 2025 includes a total of $17 million of impairment charges in the Materials segment related to the abandonment of certain purchased technology and licenses, with $14 million recorded in cost of goods sold and $3 million recorded in R&D in our Consolidated Statements of Earnings (Loss).
Note 7.    Debt
The components of debt as of the dates indicated were as follows ($000):

	March 31, 2025	June 30, 2024
Term A Facility, interest at adjusted SOFR, as defined, plus 1.850%	$624,375	$775,625
Debt issuance costs, Term A Facility and Revolving Credit Facility	(9,115)	(13,586)
Term B Facility, interest at adjusted SOFR, as defined, plus 2.00%	2,152,358	2,384,536
Debt issuance costs, Term B Facility	(39,370)	(49,835)
1.30% Term loan	—	335
Borrowings on local lines of credit	1,699	—
Facility construction loan in Germany	17,063	19,082
5.000% Senior Notes	990,000	990,000
Debt issuance costs and discount, Senior Notes	(5,213)	(5,939)

Total debt	3,731,797	4,100,218
Current portion of long-term debt	(4,667)	(73,770)
Long-term debt, less current portion	$3,727,130	$4,026,448
Senior Credit Facilities
On July 1, 2022 (the “Closing Date”), Coherent entered into a credit agreement (the “Credit Agreement”) by and among the Company, as borrower (in such capacity, the “Borrower”), the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”) maturing July 1, 2027, with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility,” and together with the Term A Facility, the “Term Facilities”) maturing July 1, 2029, with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility,” and together with the Term Facilities, the “Senior Credit Facilities”) maturing July 1, 2027, in an aggregate available amount of

$350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.85% as of March 31, 2025. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. Debt extinguishment costs related to the replacement of the Existing Term B Loans of $2 million were expensed in Other income, net in the Condensed Consolidated Statement of Earnings (Loss) during the quarter ended June 30, 2024. On January 2, 2025, Coherent entered into Amendment No. 3 to the Credit Agreement, under which the principal amount of New Term B Loans outstanding under the Credit Agreement were replaced with an equal amount of new term loans (the “New Term B-2 Loans”) having substantially similar terms as the New Term B Loans, except with respect to the interest rate applicable to the New Term B-2 Loans and certain other provisions. As further amended, the New Term B-2 Loans bear interest at a SOFR rate (subject to a 0.50% floor) plus 2.00% as of March 31, 2025. The maturity of the New Term B-2 Loans and Revolving Credit Facility remains unchanged.
In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap and swap, of $44 million and $150 million in the three and nine months ended March 31, 2025, respectively, and $59 million and $181 million in the three and nine months ended March 31, 2024, respectively, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap (through September 30, 2024), reduced interest expense by $6 million and $27 million during the three and nine months ended March 31, 2025, respectively, and $11 million and $34 million in the three and nine months ended March 31, 2024, respectively. The amortization of debt issuance costs included in interest expense was $5 million and $14 million in the three and nine months ended March 31, 2025, respectively, and $4 million and $11 million in the three and nine months ended March 31, 2024, respectively. Debt issuance costs are presented as a reduction to debt within the long-term debt caption in the Condensed Consolidated Balance Sheets.
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
As of March 31, 2025, the Company was in compliance with all covenants under the Senior Credit Facilities.
The Company had aggregate availability of $315 million under its Revolving Credit Facility as of March 31, 2025.
Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the acquisition of Coherent, Inc. The aggregate principal amount outstanding is $17 million as of March 31, 2025. The term loans assumed consisted of the following: (i) 1.3% Term Loan (repaid prior to March 31, 2025), (ii) 1.0% State of Connecticut Term Loan due 2023 (repaid in fiscal 2023), and (iii) Facility Construction Loan in Germany. For the Facility Construction Loan, on December 21, 2020, Coherent LaserSystems GmbH & Co. KG entered into a loan agreement with Commerzbank for borrowings of up to 24 million Euros (the “Facility Construction Loan”), which were drawn down by October 29, 2021, to finance a portion of the construction of a new facility in Germany. The term of the loan is 10 years, and borrowings bear interest at 1.55% per annum. Payments are made quarterly.
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
In relation to the Senior Notes, the Company incurred interest expense of $13 million and $38 million in the three and nine months ended March 31, 2025, respectively, and $13 million and $38 million in the three and nine months ended March 31, 2024, respectively, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of March 31, 2025, the Company was in compliance with all covenants under the Indenture.
Note 8.    Income Taxes
The Company’s fiscal year-to-date effective income tax rate was 19% at March 31, 2025 compared to 29% for the same period ending March 31, 2024. The difference between the Company’s effective tax rate and the U.S. statutory rate of 21% is primarily due to a discrete benefit relating to share-based compensation and tax rate differentials between U.S. and foreign jurisdictions.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2025 and June 30, 2024, the Company’s gross unrecognized tax benefit, excluding interest and penalties, was $121 million and $117 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. Due to the U.S. valuation allowance, a large portion of the gross unrecognized tax benefit will not impact the tax rate if recognized. As of March 31, 2025, $20 million of the gross unrecognized tax benefit would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $10 million and $7 million at March 31, 2025 and June 30, 2024, respectively.
Fiscal years 2018 and 2021 to 2024 remain open to examination by the Internal Revenue Service, fiscal years 2020 to 2024 remain open to examination by certain state jurisdictions, and fiscal years 2012 to 2024 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for certain subsidiary companies in Vietnam for the years ended June 30, 2017 through September 30, 2021; Malaysia for the years ended June 30, 2021 through June 30, 2023; and Germany for the years ended June 30, 2012 through June 30, 2021. The Company believes its income tax reserves for these tax matters are adequate.
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
The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025
Finance lease cost
Amortization of right-of-use assets	$417	$1,250
Interest on lease liabilities	234	720
Total finance lease cost	651	1,970
Operating lease cost	14,140	42,507
Total lease cost	$14,791	$44,477

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$234	$720
Operating cash flows from operating leases	13,565	41,194
Financing cash flows from finance leases	449	1,294

Weighted-Average Remaining Lease Term (in Years)
Finance leases	6.8
Operating leases	6.5

Weighted-Average Discount Rate
Finance leases	5.6%
Operating leases	7.0%

	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024
Finance Lease Cost
Amortization of right-of-use assets	$417	$1,250
Interest on lease liabilities	—	—
Total finance lease cost	$417	$1,250
Operating lease cost	12,830	38,539
Total lease cost	$13,247	$39,789

Cash Paid for Amounts Included in the Measurement of Lease Liabilities
Operating cash flows from finance leases	$257	$789
Operating cash flows from operating leases	12,293	36,834
Financing cash flows from finance leases	408	1,171
Note 10.    Equity and Redeemable Preferred Stock
As of March 31, 2025, the Company’s amended and restated articles of incorporation authorize our board of directors, without the approval of our shareholders, to issue 5 million shares of our preferred stock. As of March 31, 2025, 2.3 million shares of mandatory preferred convertible shares have been authorized, none are outstanding; 75,000 shares of Series B-1 convertible preferred stock, no par value, have been issued and are outstanding; and 140,000 shares of Series B-2 convertible preferred stock, no par value, have been issued and are outstanding.
Mandatory Convertible Preferred Stock
In July 2020, the Company issued 2.3 million shares of Mandatory Convertible Preferred Stock.
All outstanding shares of Mandatory Convertible Preferred Stock were converted to 10,240,290 shares of Company Common Stock on July 3, 2023, at a conversion ratio of 4.4523 shares of Company Common Stock per share of Mandatory Convertible Preferred Stock, and no shares of Mandatory Convertible Preferred Stock are currently issued and outstanding.
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
Preferred stock dividends are presented as a reduction to Retained earnings on the Condensed Consolidated Balance Sheets.

The following table presents dividends per share and dividends recognized:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Dividends per share	$152	$145	$450	$428
Dividends ($000)	31,112	29,810	92,187	87,919
Deemed dividends ($000)	1,581	1,383	4,601	4,027
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
As a consequence of the Equity Investments, the Company’s ownership interest in the Class A Common units of Silicon Carbide LLC was reduced to approximately 75%. Denso and MELCO each own approximately 12.5% of the Class A Common Units of Silicon Carbide.
The Equity Investments in Silicon Carbide enables Coherent to increase its available free cash flow to provide greater financial and operational flexibility to execute its capital allocation priorities, as the aggregate $1 billion investment, net of transaction costs, will be used to fund future capital expansion of Silicon Carbide.
The following table presents the activity in noncontrolling interests in Silicon Carbide ($000s):

	Nine Months Ended March 31,
	2025	2024
Balance-beginning of period	$371,392	$—
Sale of shares to noncontrolling interests	—	373,573
Share of foreign currency translation adjustments	30	771
Net loss	(16,815)	(4,027)
Balance-end of period	$354,607	$370,317
Note 12.    Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the three months ended March 31, 2025, as the Company was in a net loss position, there were no dilutive shares. For the nine months ended March 31, 2025, diluted shares outstanding include the dilutive effect of the potential shares of Coherent Common Stock issuable from performance and restricted shares. For the three and nine months ended March 31, 2024, as the Company was in a net loss position, there were no dilutive shares.
Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings (loss) per common share. For the three months ended March 31, 2025, diluted loss per share excluded the potentially dilutive effect of the performance and restricted shares, calculated based on the average stock price for each fiscal period, using the treasury stock method, as well as the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive. For the nine months ended March 31, 2025, diluted earnings per share excludes the potentially dilutive effect of the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive. For the three and nine months ended March 31, 2024, diluted loss per share excluded the potentially dilutive effect of the performance and restricted shares, calculated based on the average stock price for each fiscal period, using the treasury stock method, as well as the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (000, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Numerator
Net earnings (loss) attributable to Coherent Corp.	$15,711	$(13,187)	$144,983	$(107,712)
Deduct Series B dividends and deemed dividends	(32,693)	(31,193)	(96,788)	(91,946)
Basic earnings (loss) available to common shareholders	$(16,982)	$(44,380)	$48,195	$(199,658)

Diluted earnings (loss) available to common shareholders	$(16,982)	$(44,380)	$48,195	$(199,658)

Denominator
Weighted average shares	155,175	152,138	154,518	151,341
Effect of dilutive securities:
Common stock equivalents	—	—	4,702	—
Diluted weighted average common shares	155,175	152,138	159,220	151,341

Basic earnings (loss) per common share	$(0.11)	$(0.29)	$0.31	$(1.32)

Diluted earnings (loss) per common share	$(0.11)	$(0.29)	$0.30	$(1.32)
The following table presents potential shares of common stock excluded from the calculation of diluted net earnings (loss) per share, as their effect would have been anti-dilutive (000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Common stock equivalents	290	3,546	100	2,613
Series B Convertible Preferred Stock	29,281	27,862	28,921	27,518
Total anti-dilutive shares	29,571	31,408	29,021	30,131
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
The following table summarizes selected financial information of our operations by segment and reconciles segment profit to consolidated earnings (loss) before income taxes for the periods presented ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Segment revenue
Networking	$897,317	$618,824	$2,476,102	$1,615,908
Materials	236,672	238,982	717,574	737,300
Lasers	363,890	351,003	1,087,003	1,040,118
Total segment revenue	1,497,879	1,208,809	4,280,679	3,393,326

Intersegment revenue
Networking	14,678	10,892	41,689	33,758
Materials	133,178	132,177	384,468	315,961
Lasers	1,890	1,513	5,772	3,357
Unallocated	(149,746)	(144,582)	(431,929)	(353,076)
Total intersegment revenue	—	—	—	—

Segment profit
Networking	175,352	97,737	464,527	253,800
Materials	83,814	70,656	249,039	176,978
Lasers	93,061	41,681	244,320	149,922
Total segment profit	352,227	210,074	957,886	580,700

Unallocated Corporate expenses
Corporate and centralized function costs (1)	(72,974)	(58,132)	(196,035)	(165,336)
Share-based compensation	(40,166)	(26,413)	(116,656)	(98,189)
Restructuring costs (2)	(73,769)	(11,530)	(106,154)	(12,978)
Integration, site consolidation and other costs (3)	(6,404)	(19,442)	(24,485)	(54,894)
Amortization of intangibles	(87,163)	(72,252)	(230,741)	(216,421)
Interest expense	(57,284)	(72,753)	(188,206)	(220,689)
Other (income) expense, net	(4,577)	18,597	61,988	30,252
Earnings (loss) before income taxes	$9,890	$(31,851)	$157,597	$(157,555)

Expenditures for property, plant, and equipment
Networking	$69,267	$20,884	$188,164	$74,751
Materials	33,909	61,119	98,408	156,142
Lasers	8,643	11,239	22,914	16,016
Total expenditures for property, plant, and equipment	$111,819	$93,242	$309,486	$246,909
(1)We do not allocate corporate and centralized function costs that are not directly attributable to our operating segments.
(2)See Note 17. Restructuring Plans for further information.
(3)Integration and site consolidation costs in the three and nine months ended March 31, 2025 includes $5 million and $21 million, respectively, in consulting and legal costs related to projects to integrate recent acquisitions into common technology systems and simplify legal entity structure, and $1 million and $3 million, respectively, of employee severance and retention costs related to sites being shut down as part of our Synergy and Site Consolidation Plan. Integration and site consolidation costs in the three and nine months ended March 31, 2024 primarily include $11 million and $34 million, respectively, in consulting costs related to projects to integrate recent acquisitions into common technology systems and simplify legal entity structure, and $8 million and $21 million, respectively, of employee severance and retention and other costs related to sites being shut down as part of our 2023 Restructuring Plan or Synergy and Site Consolidation Plan.
The following table summarizes segment assets ($000):

Segment assets and reconciliation to total assets	March 31, 2025	June 30, 2024
Networking	$3,752,339	$3,472,866
Materials	2,864,492	3,017,858
Lasers	7,233,471	7,361,731
Corporate and shared services	594,523	636,179
Total assets	$14,444,825	$14,488,634
Note 14.    Share-Based Compensation
Stock Award Plans
The Company grants equity awards pursuant to the Coherent Corp. Omnibus Incentive Plan (as amended and restated, the “Plan”). The Plan was originally approved by the Company's shareholders at the Annual Meeting in November 2018, and was subsequently amended, restated and approved by the Company’s shareholders at the Annual Meetings held in November 2020, November 2023 and November 2024. The Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance units to employees (including officers), consultants and directors of the Company.
On June 3, 2024, the Board of Directors granted 147,214 restricted stock units vesting over three years from date of grant and 694,007 performance stock units vesting over the approximate three-year period ending June 30, 2027, to the new CEO. The grants were “employment inducement awards” as contemplated by the New York Stock Exchange Listing Rule 303A.08 and therefore were not made pursuant to the Plan.
On October 11, 2024, the Board of Directors granted 15,902 and 63,154 restricted stock units vesting over three years and two years, respectively, from date of grant and 118,853 performance stock units vesting over the approximate three-year period ending June 30, 2027, to the new CFO. The grants were “employment inducement awards” as contemplated by the New York Stock Exchange Listing Rule 303A.08 and therefore were not made pursuant to the Plan.
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
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Stock Options and Cash-Based Stock Appreciation Rights	$(822)	$1,078	$(239)	$824
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	22,427	20,050	70,077	72,038
Performance Share Awards and Cash-Based Performance Share Unit Awards	16,064	2,781	39,813	16,611
Employee Stock Purchase Plan	2,497	2,504	7,005	8,716
	$40,166	$26,413	$116,656	$98,189

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
On February 23, 2022, we entered into an interest rate cap (the “Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 7. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we began to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. The fair value of the interest rate cap of $23 million and $50 million is recognized in the Condensed Consolidated Balance Sheet within Prepaid and other current assets and Other assets as of March 31, 2025 and June 30, 2024, respectively.
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

We estimated the fair value of the Senior Notes, Term A Facility and Term B Facility (“Debt Facilities”) based on quoted market prices as of the last trading day prior to March 31, 2025; however, the Debt Facilities have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Debt Facilities could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying values of the Debt Facilities are net of unamortized discount and issuance costs. See Note 7. Debt for details on the Debt Facilities.
The fair value and carrying value of the Debt Facilities were as follows ($000):

	March 31, 2025		June 30, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$945,747	$984,787	$938,193	$984,061
Term A Facility	618,131	618,994	777,564	762,039
Term B Facility	2,122,763	2,112,988	2,390,497	2,334,701
Our borrowings, including our lease obligations and the Debt Facilities, are considered Level 2 among the fair value hierarchy.
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those investments.
At March 31, 2025, total restricted cash of $736 million includes $733 million of cash in Silicon Carbide LLC that is restricted for use only by that subsidiary and $3 million of cash restricted for other purposes in other entities. At June 30, 2024, total restricted cash of $864 million includes $858 million of cash in Silicon Carbide LLC that is restricted for use only by that subsidiary and $5 million of cash restricted for other purposes in other entities. The restricted cash is invested in money market accounts and time deposits, with maturities of one year or less, that are held-to-maturity, are considered Level 1 among the fair value hierarchy and approximate fair value. Restricted cash that is expected to be spent and released from restriction after 12 months is classified as non-current on the Condensed Consolidated Balance Sheets.
We, from time to time, purchase foreign currency forward exchange contracts that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At March 31, 2025, we had no foreign currency forward contracts. The fair values of these instruments, when outstanding, are measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized gains related to these contracts for the three and nine months ended March 31, 2025 were zero and $16 million, respectively, and realized gains related to these contracts for the three and nine months ended March 31, 2024 were $12 million and $9 million, respectively, were included in Other income, net in the Condensed Consolidated Statements of Earnings (Loss).
Note 16.    Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated Other Comprehensive Income (loss) (“AOCI”) by component, net of tax, for the nine months ended March 31, 2025 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Instruments	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2024	$(26,092)	$35,916	$(7,184)	$2,640
Other comprehensive income (loss) before reclassifications	13,533	(3,329)	211	10,415
Amounts reclassified from AOCI	—	(24,328)	—	(24,328)
Net current-period other comprehensive income (loss)	13,533	(27,657)	211	(13,913)
AOCI - March 31, 2025	$(12,559)	$8,259	$(6,973)	$(11,273)
Note 17.    Restructuring Plans
2023 Restructuring Plan
On May 23, 2023, the Board of Directors approved the Company’s May 2023 Restructuring Plan (“2023 Plan”) which includes site consolidations, facilities moves and closures, as well as the relocation and requalification of certain manufacturing facilities. These restructuring actions were intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model. We evaluate restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations (ASC 420), and ASC 712, Compensation-Nonretirement Post-Employment Benefits (ASC 712).
In the three months ended March 31, 2025, these activities resulted in $11 million of charges primarily for employee termination costs and site move costs. In the nine months ended March 31, 2025, these activities resulted in $43 million of charges primarily for impairment losses associated with the sale of our Newton Aycliffe business, employee termination costs, site move costs and accelerated depreciation. In the three months ended March 31, 2024, these activities resulted in $12 million of charges primarily for employee termination costs, acceleration of depreciation and the write-off of property and equipment. In the nine months ended March 31, 2024, these activities resulted in $13 million of charges primarily for acceleration of depreciation, employee termination costs and write-off of property and equipment as well as site move costs. We expect these restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Activity and accrual balances for the 2023 Plan were as follows for the first three quarters of fiscal 2025 and 2024 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2024	$51,061	$—	$—	$51,061
Restructuring charges (recoveries)	(455)	15,970	8,850	24,365
Payments	(6,796)	—	—	(6,796)
Asset write-offs and other	—	(15,970)	(8,850)	(24,820)
Balance - September 30, 2024	43,810	—	—	43,810
Restructuring charges	2,882	—	5,139	8,021
Payments	(752)	—	—	(752)
Asset write-offs and other	(1,609)	—	(5,139)	(6,748)
Balance - December 31, 2024	44,331	—	—	44,331
Restructuring charges	6,919	—	3,622	10,541
Payments	(5,038)	—	—	(5,038)
Asset write-offs and other	547	—	(3,622)	(3,075)
Balance - March 31, 2025	$46,759	$—	$—	$46,759

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2023	$64,379	$—	$—	$64,379
Restructuring charges	2,050	269	699	3,018
Payments	(7,930)	—	—	(7,930)
Asset write-offs and other	—	(269)	(699)	(968)
Balance - September 30, 2023	58,499	—	—	58,499
Restructuring charges (recoveries)	(4,848)	54	3,224	(1,570)
Payments	(2,103)	—	—	(2,103)
Asset write-offs and other	—	(54)	(3,224)	(3,278)
Balance - December 31, 2023	51,548	—	—	51,548
Restructuring charges	5,232	1,593	4,705	11,530
Payments	(3,358)	—	—	(3,358)
Asset write-offs and other	—	(1,593)	(4,705)	(6,298)
Balance - March 31, 2024	$53,422	$—	$—	$53,422
At March 31, 2025, $14 million and $33 million of accrued severance related costs were included in other accrued liabilities and other liabilities, respectively, and are expected to result in cash expenditures through fiscal 2028. The current and prior year severance related net charges are primarily comprised of accruals for severance and pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712.

By segment, for the three and nine months ended March 31, 2025, $2 million and $29 million, respectively, of restructuring costs were incurred in the Materials segment, $8 million and $11 million, respectively, of restructuring costs were incurred in the Networking segment, and $1 million and $3 million, respectively, of restructuring costs were incurred in the Lasers segment. By segment, for the three and nine months ended March 31, 2024, $8 million and $15 million, respectively, of restructuring costs were incurred in the Materials segment, and $4 million and $4 million, respectively, of restructuring costs were incurred in the Lasers segment, partially offset by no and $5 million, respectively, of restructuring recoveries in the Networking segment. Restructuring charges and recoveries are recorded in Restructuring charges in our Condensed Consolidated Statements of Earnings (Loss).
2025 Restructuring Plan
Commencing in the quarter ended March 31, 2025, and as part of the ongoing strategic review of the Company’s business, the Company’s management approved a plan to take a number of restructuring actions, including site consolidations, facilities moves and closures, workforce reductions, contract terminations, and certain other associated cost reductions (“2025 Plan”). In connection therewith, the Company expects to incur charges for related severance and benefits, lease and contract termination costs, accelerated depreciation and asset write-offs, facilities move and other restructuring costs. We evaluate restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations (ASC 420), and ASC 712, Compensation-Nonretirement Post-Employment Benefits (ASC 712).
In the three months ended March 31, 2025, these activities resulted in $63 million of charges primarily for the write-off of property and equipment and employee termination costs. We expect the restructuring actions to be substantially completed by the end of fiscal 2026. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Activity and accrual balances for the 2025 Plan were as follows for the third quarter of fiscal 2025 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - December 31, 2024	$—	$—	$—	$—
Restructuring charges (recoveries)	22,202	40,759	266	63,227
Payments	(2,735)	—	—	(2,735)
Asset write-offs and other	(301)	(40,759)	(266)	(41,326)
Balance - March 31, 2025	$19,166	$—	$—	$19,166

At March 31, 2025, $19 million of accrued severance related costs were included in other accrued liabilities and are expected to result in cash expenditures primarily through fiscal 2026. The current year severance related net charges are primarily comprised of accruals for severance and pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712.
By segment, for the three months ended March 31, 2025, $32 million of restructuring costs were incurred in the Materials segment, $17 million were incurred in the Networking segment, $12 million were incurred in the Lasers segment, and $2 million were incurred in the Corporate segment. Restructuring charges and recoveries are recorded in Restructuring charges in our Condensed Consolidated Statements of Earnings (Loss).

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of Coherent’s financial statements with a narrative from the perspective of management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Condensed Consolidated Financial Statements and related notes included under Item 1 of this Quarterly Report on Form 10-Q. Coherent’s MD&A is presented in the following sections:
•Forward-Looking Statements
•Overview
•Trends and Other Matters Affecting Our Business
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
Trends and Other Matters Affecting Our Business
Restructuring Plans
2023 Plan
On May 23, 2023, the Board of Directors approved the Company’s May 2023 Restructuring Plan (“2023 Plan”) which includes site consolidations, facilities moves and closures, as well as the relocation and requalification of certain manufacturing facilities. These restructuring actions were intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model.
In the three and nine months ended March 31, 2025, these activities resulted in charges of $11 million and $43 million, respectively. The current quarter costs are primarily for employee termination costs and site move costs and the current year-to-date costs are primarily for impairment losses associated with the sale of our Newton Aycliffe business, employee termination costs, site move costs and accelerated depreciation. In fiscal 2024, these activities resulted in charges of $27 million, primarily for accelerated depreciation, the write-off of property and equipment, and site move costs. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination costs, and the write-off of property and equipment, net of $65 million from reimbursement arrangements. We expect these restructuring actions to be substantially completed by the end of fiscal 2025. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material. See Note 17. Restructuring Plan to the Company’s Condensed Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q for further information.
2025 Plan
Commencing in the quarter ended March 31, 2025, and as part of the ongoing strategic review of the Company’s business, the Company’s management approved a plan (“2025 Plan” and together with the 2023 Plan, the Restructuring Plans) to take a number of restructuring actions, including site consolidations, facilities moves and closures, workforce reductions, contract terminations, and certain other associated cost reductions.
In the three months ended March 31, 2025, these activities resulted in $63 million of charges primarily for the write-off of property and equipment and employee termination costs. We expect the restructuring actions to be substantially completed by the end of fiscal 2026. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it had accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Coherent, Inc., including site consolidations and relocations to lower cost sites. These relocations and other actions resulted in the Company achieving its previously announced $250 million synergy plan, which includes savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. In the three and nine months ended March 31, 2025, the acceleration of these activities resulted in $5 million and $13 million, respectively, of charges primarily for overlapping labor related to transition of manufacturing operations to other sites, shut down costs and employee termination costs. In fiscal 2024, the acceleration of these activities resulted in $40 million of charges primarily for overlapping labor related to transition of manufacturing operations to other sites, shut down costs for sites being exited, accelerated depreciation and employee termination costs, with $13 million and $29 million, respectively, of those charges in the three and nine months ended March 31, 2024. In fiscal 2023, the acceleration of these activities resulted in $20 million in charges primarily for employee termination costs, the write-off of inventory for products that are being exited and shut down costs.
Tariffs
In early 2025, the United States implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries, and these new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. As of April 2025, certain tariffs and retaliatory tariffs have been delayed, but a number of the new tariffs remain in effect, including significant tariffs and trade sanctions between the United States and China. China has also restricted the export of certain rare earth minerals which are used in our products.
Currently, we do not expect these tariffs, trade sanctions, and/or restrictions on the export of certain rare earth minerals which are used in our products to have a material impact on our business, financial condition, operational results and/or cash flows in the fourth quarter of fiscal 2025.
However, we are in a dynamic environment, and as a global company with a substantial and diversified manufacturing footprint. Our diverse manufacturing footprint provides us with some insulation against these tariffs, trade sanctions, and other geopolitical challenges and our flexible and resilient supply chain enables a high degree of optionality. As the tariff, trade sanctions, and export restrictions become more clear, we expect these attributes will enable us to find opportunities to moderate the impact of the same.
Nevertheless, we are not immune to sustained disruption in global trade conditions which may create future headwinds for the Company and could result in revenue reduction, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows.
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

Results of Operations
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three and nine months ended March 31, 2025 and 2024 ($ in millions) (1):

	Three Months Ended March 31, 2025		Three Months Ended March 31, 2024
		% of Revenues		% of Revenues
Total revenues	$1,498	100%	$1,209	100%
Cost of goods sold	970	65	842	70
Gross margin	528	35	366	30
Operating expenses:
Research and development	151	10	127	11
Selling, general and administrative	231	15	205	17
Restructuring charges	74	5	12	1
Interest and other, net	62	4	54	4
Earnings (loss) before income taxes	10	1	(32)	(2)
Income taxes	8	1	(16)	(1)
Net earnings (loss)	2	—	(16)	—
Net loss attributable to noncontrolling interests	(14)	(1)	(3)	—
Net earnings (loss) attributable to Coherent Corp.	$16	1%	$(13)	(3)%

Diluted earnings (loss) per share	$(0.11)		$(0.29)
(1) Some amounts may not add due to rounding.

	Nine Months Ended March 31, 2025		Nine Months Ended March 31, 2024
		% of Revenues		% of Revenues
Total revenues	$4,281	100%	$3,393	100%
Cost of goods sold	2,784	65	2,369	70
Gross margin	1,497	35	1,024	30
Operating expenses:
Research and development	426	10	352	10
Selling, general and administrative	681	16	626	18
Restructuring charges	106	2	13	—
Interest and other, net	126	3	190	6
Earnings (loss) before income taxes	158	4	(158)	(5)
Income taxes	29	1	(46)	(1)
Net earnings (loss)	128	3	(112)	(3)
Net loss attributable to noncontrolling interests	(17)	—	(4)	—
Net earnings (loss) attributable to Coherent Corp.	$145	3%	$(108)	(3)%

Diluted earnings (loss) per share	$0.30		$(1.32)
(1) Some amounts may not add due to rounding.
Consolidated
Revenues. Revenues for the three months ended March 31, 2025 increased 24% to $1,498 million, compared to $1,209 million for the same period last fiscal year. Revenues increased $281 million (46%) in the communications market, with increases in datacom driven primarily by ongoing strong AI datacenter related revenue growth and a third quarter of sequential growth in our telecom revenue. In our remaining markets, which are primarily industrial-related applications, revenue increased $8 million (1%) primarily due to revenue growth in the semiconductor capital equipment and display capital equipment end markets. This growth was offset by soft demand in broad-based industrial end markets, such as precision manufacturing. From a segment perspective, Networking revenues increased 45% year-over-year due to ongoing strong AI datacenter demand and the growth in telecom, both in our communications market. Lasers revenue increased 4% year-over-year reflecting strong demand with higher volumes of annealing lasers in our display capital equipment market as well as increased demand in semiconductor capital equipment for advanced packaging tools where our lasers, optics and advanced materials are being adopted. Materials revenues decreased 1% year-over-year, primarily due to softness in the consumer electronics end market.
Revenues for the nine months ended March 31, 2025 increased 26% to $4,281 million, compared to $3,393 million for the same period last fiscal year. Revenues increased $899 million (56%) in the communications market, with increases in datacom driven primarily by ongoing strong AI datacenter demand and three quarters of sequential growth in our telecom revenue. In our remaining markets, revenue decreased $11 million (1%). Within these markets, strong revenue growth in display capital equipment and semiconductor capital equipment volumes was more than offset by soft demand in broad-based industrial end markets, such as precision manufacturing. From a segment perspective, Networking revenues increased 53% year-over-year due to strong AI datacenter demand in our communications market and the growth in telecom. Lasers revenue increased 5% year-over-year reflecting higher volumes of annealing lasers in our display capital equipment market as well as increased demand in semiconductor capital equipment for advanced packaging tools where our lasers, optics and advanced materials are being adopted. Materials revenues decreased 3% year-over-year, primarily due to weak automotive end market demand.
Gross margin. Gross margin for the three months ended March 31, 2025 was $528 million, or 35% of total revenues, compared to $366 million, or 30% of total revenues, for the same period last fiscal year, an increase of 492 basis points. The increase as a percent of revenue for the three months ended March 31, 2025 was primarily due to higher revenue volume as well as improvements in pricing optimization and cost reductions and improvements in manufacturing yields, partially offset by unfavorable product mix. Gross margin for the nine months ended March 31, 2025 was $1,497 million, or 35% of total revenues, compared to $1,024 million, or 30% of total revenues, for the same period last fiscal year, an increase of 484 basis points. The increase as a percent of revenue for the nine months ended March 31, 2025 was primarily due to higher revenue volume, cost reductions and improvements in manufacturing yields partially offset by unfavorable product mix.
Research and development. Research and development (“R&D”) expenses for the three months ended March 31, 2025 were $151 million, or 10% of revenues, compared to $127 million, or 11% of revenues, for the same period last fiscal year. R&D expenses for the nine months ended March 31, 2025 were $426 million, or 10% of revenues, compared to $352 million, or 10% of revenues, for the same period last fiscal year. For both the three and nine months ended March 31, 2025, the increases in R&D expenses were primarily related to continued investment in our product portfolios, particularly in datacom.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2025 were $231 million, or 15% of revenues, compared to $205 million, or 17% of revenues, for the same period last fiscal year. SG&A expenses for the nine months ended March 31, 2025 were $681 million, or 16% of revenues, compared to $626 million, or 18% of revenues, for the same period last fiscal year. The decreases in SG&A as a percentage of revenue for the three and nine months ended March 31, 2025 were primarily the result of higher sales volumes and lower integration consulting costs partially offset by the impact of higher variable and share-based compensation.
Restructuring charges. Restructuring charges related to our Restructuring Plans for the three and nine months ended March 31, 2025 were $74 million and $106 million, respectively, and consist of asset write-offs, employee termination costs, move costs and accelerated depreciation due to the consolidation and closure of certain manufacturing sites as well as impairment losses associated with the sale of our Newton Aycliffe business. Restructuring charges related to our 2023 Restructuring Plan for the three and nine months ended March 31, 2024 were $12 million and $13 million, respectively, and consisted of severance, accelerated depreciation, equipment write-offs and move costs due to the consolidation of certain manufacturing sites. See Note 17. Restructuring Plans included in Item 1 of this Quarterly Report on Form 10-Q for further information.

Interest and other, net. Interest and other, net for the three months ended March 31, 2025 was expense of $62 million, compared to expense of $54 million for the same period last fiscal year, an increase of $8 million. Included in Interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, and interest and dividend income on cash balances. For the three months ended March 31, 2025, the increase of $8 million in comparison to the same period last fiscal year was driven by $14 million higher foreign exchange net losses and $6 million lower interest and dividend income due to decreases in interest rates earned on investments, as well as the decrease in restricted cash balances partially offset by $15 million lower interest expense. The $14 million higher foreign exchange losses were primarily due to higher volatility of exchange rates, particularly the Euro, Swedish Krona and British Pound, during the three months ended March 31, 2025 in addition to the cessation of our balance sheet hedging program at the end of September 2024. The $15 million lower interest expense was primarily due to lower interest expense on our New Term B Loans resulting from lower balances and lower interest rates, partially offset by lower interest expense benefit from our interest rate cap and swap. Interest and other, net for the nine months ended March 31, 2025 was expense of $126 million, compared to expense of $190 million for the same period last fiscal year, a decrease of $64 million. For the nine months ended March 31, 2025, the decrease of $64 million in comparison to the same period last fiscal year was driven by $32 million lower interest expense, $17 million higher foreign exchange net gains, and $13 million lower interest and dividend income due to decreases in interest rates earned on investments as well as the decrease in restricted cash balances. The $17 million higher foreign exchange net gains were primarily due to higher volatility of exchange rates, particularly the Euro, Korean Won, and Chinese Renminbi, during the nine months ended March 31, 2025 in addition to the cessation of our balance sheet hedging program at the end of September 2024. The $32 million lower interest expense was primarily due to lower interest expense on our New Term B Loans resulting from lower balances and lower interest rates partially offset by lower interest expense benefit from our interest rate cap and swap.
Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2025 was 19% compared to an effective tax rate of 29% for the same period in 2024. The variations between the Company’s effective tax rate and the U.S. statutory rate of 21% were due to tax rate differentials between U.S. and foreign jurisdictions. The current year-to-date rate was impacted by the recording of a $19 million windfall on stock awards due to the increase in stock price.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the three and nine months ended March 31, 2025 was $14 million and $17 million, respectively, and represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC. Net loss attributable to noncontrolling interests for the three and nine months ended March 31, 2024 was $3 million and $4 million, respectively. See Note 11. Noncontrolling Interests included in Item 1 of this Quarterly Report on Form 10-Q for further information.

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
Networking ($ in millions)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2025	2024		2025	2024
Revenues	$897	$619	45%	$2,476	$1,616	53%
Segment profit	$175	$98	79%	$465	$254	83%
Revenues for the three months ended March 31, 2025 increased 45% to $897 million, compared to $619 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2025 increased 53% to $2,476 million, compared to $1,616 million for the same period last fiscal year. The increase in revenue of $278 million during the three months ended March 31, 2025 was due to ongoing strong AI datacenter related revenue growth resulting from increased volumes in the datacom vertical as well as a third quarter of sequential growth in telecom, both in our communications market. The increase in revenues of $860 million during the nine months ended March 31, 2025 was primarily due to increased AI datacenter related revenue in our communications market resulting from increased volumes in the datacom vertical and three quarters of sequential growth in telecom.
Segment profit for the three months ended March 31, 2025 increased 79% to $175 million, compared to segment profit of $98 million for the same period last fiscal year. The increase in segment profit for the three months ended March 31, 2025 was primarily driven by higher revenues, partially offset by higher R&D investments in our product portfolio. Segment profit for the nine months ended March 31, 2025 increased 83% to $465 million, compared to segment profit of $254 million for the same period last fiscal year. The increase in segment profit for the nine months ended March 31, 2025 was primarily driven by higher revenues, partially offset by higher R&D investments in our product portfolio.
Materials ($ in millions)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase (Decrease)
	2025	2024		2025	2024
Revenues	$237	$239	(1)%	$718	$737	(3)%
Segment profit	$84	$71	19%	$249	$177	41%

Revenues for the three months ended March 31, 2025 decreased 1% to $237 million, compared to revenues of $239 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2025 decreased 3% to $718 million, compared to $737 million for the same period last fiscal year. Compared to the three months ended March 31, 2024, Materials decreased $2 million year-over-year, with a decrease of $8 million in the electronics market primarily due to softness in the consumer electronics end market partially offset by higher volumes in the instrumentation, communications, and industrial markets. The decrease in revenues of $20 million during the nine months ended March 31, 2025 was primarily related to decreases of $33 million in the electronics market primarily due to weak automotive end market demand and $23 million in the industrial market due to macroeconomic conditions, partially offset by $33 million higher volumes in the datacom vertical within the communications market.
Segment profit for the three months ended March 31, 2025 increased 19% to $84 million, compared to segment profit of $71 million for the same period last fiscal year, primarily driven by favorable product mix and lower costs, partially offset by higher variable compensation. Segment profit for the nine months ended March 31, 2025 increased 41% to $249 million compared to the segment profit of $177 million for the same period last fiscal year. The increase in segment profit for the nine months ended March 31, 2025 was primarily driven by favorable product mix, improvements in pricing optimization and lower costs, partially offset by higher R&D investments in our product portfolio and higher variable compensation.
Lasers ($ in millions)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2025	2024		2025	2024
Revenues	$364	$351	4%	$1,087	$1,040	5%
Segment profit	$93	$42	123%	$244	$150	63%

Revenues for the three months ended March 31, 2025 increased 4% to $364 million, compared to revenues of $351 million for the same period last fiscal year. Revenues for the nine months ended March 31, 2025 increased 5% to $1,087 million, compared to $1,040 million for the same period last fiscal year. The increase during the three months ended March 31, 2025 was primarily due to $18 million higher shipments due to increased demand with higher volumes of annealing lasers in our display capital equipment market as well as increased demand in semiconductor capital equipment for advanced packaging tools where our lasers, optics and advanced materials are being adopted. The increase in revenues of $47 million for the nine months ended March 31, 2025 was primarily related to $62 million higher shipments of annealing lasers in our display capital equipment market as well as increased demand in semiconductor capital equipment for advanced packaging tools.
Segment profit for the three months ended March 31, 2025 increased 123% to $93 million, compared to segment profit of $42 million for the same period last fiscal year. The increase in segment profit was primarily driven by favorable product mix, higher revenue volumes, improvements in pricing optimization, lower costs and favorable foreign exchange rates. Segment profit for the nine months ended March 31, 2025 increased by 63% to $244 million compared to $150 million for the same period last fiscal year. The increase in segment profit for the nine months ended March 31, 2025 was primarily driven by higher revenues as well as lower SG&A expenses.

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

Sources (uses) of cash ($ in millions):

	Nine Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$503	$383
Net proceeds from debt and equity issuances, including noncontrolling interest holders	—	968
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	48	36
Effect of exchange rate changes on cash and cash equivalents and other items	3	1
Proceeds from revolving credit facilities	36	19
Proceeds from the sale of business	27	—
Other items	(2)	(3)
Payments in satisfaction of employees’ minimum tax obligations	(49)	(19)
Payments on borrowings under revolving credit facilities	(34)	(19)
Payments on existing debt	(386)	(165)
Additions to property, plant & equipment	(310)	(247)
Operating activities:
Net cash provided by operating activities was $503 million for the nine months ended March 31, 2025 compared to $383 million for the same period last fiscal year. The increase in cash flows provided by operating activities during the nine months ended March 31, 2025 compared to the same period last fiscal year was primarily due to higher earnings partially offset by increases in accounts receivables and inventories as a result of higher revenues.
Investing activities:
Net cash used in investing activities was $284 million for the nine months ended March 31, 2025, compared to $249 million for the same period last fiscal year. Higher cash used to fund capital expenditures of $63 million year-over-year was partially offset by $27 million cash received from the sale of a business.
Financing activities:
Net cash used in financing activities was $386 million for the nine months ended March 31, 2025, compared to net cash provided by financing activities of $820 million for the same period last fiscal year. Cash outflows for the current fiscal year were primarily payments on existing debt. Financing inflows in the prior year period included the $1.0 billion contribution from noncontrolling interests and proceeds from employee stock purchases, partially offset by payments on existing debt and equity issuance costs related to the contribution from noncontrolling interests.

Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”) with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facilities, the “Senior Credit Facilities”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted Secured Overnight Financing Rate (“SOFR”) based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.85% as of March 31, 2025. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. On January 2, 2025, Coherent entered into Amendment No. 3 to the Credit Agreement, under which the principal amount of the New Term B Loans were replaced with an equal amount of new term loans (the “New Term B-2 Loans”) having substantially similar terms as the New Term B Loans, except with respect to the interest rate applicable to the New Term B-2 Loans and certain other provisions. As further amended, the New Term B-2 Loans bear interest at a SOFR rate (subject to a 0.50% floor) plus 2.00% as of March 31, 2025. The maturity of the New Term B-2 Loans and revolving credit facility remains unchanged. In relation to the Term Facilities, the Company incurred expense of $44 million and $150 million, respectively, for the three and nine months ended March 31, 2025, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap (through September 30, 2024), reduced interest expense by $6 million and $27 million, respectively, during the three and nine months ended March 31, 2025.
During the nine months ended March 31, 2025, the Company made payments of $383 million for the Term Facilities, including voluntary payments of $350 million.
As of March 31, 2025, the Company had no borrowings outstanding under the Revolving Credit Facility.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	March 31, 2025	June 30, 2024
Cash and cash equivalents	$890	$926
Restricted cash, current	19	174
Restricted cash, non-current	717	690
Available borrowing capacity under Revolving Credit Facility	315	346
Total debt obligations	3,732	4,100
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
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of March 31, 2025, the Company held approximately $838 million of cash, cash equivalents and restricted cash outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.

At March 31, 2025, we had $736 million of restricted cash, which includes $733 million at our Silicon Carbide LLC that is restricted for use by only that subsidiary.
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
Interest Rate Risks
As of March 31, 2025, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. In November 2019, we entered into an interest rate swap contract, amended on March 20, 2023, to limit the exposure of our variable interest rate debt by effectively converting a portion of interest payments to fixed interest rate debt. The interest rate swap expired on September 24, 2024. On February 23, 2022, we entered into an interest rate cap (the “Cap”), amended on March 20, 2023, with an effective date of July 1, 2023. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $7 million and $23 million, respectively, for the three and nine months ended March 31, 2025.
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

Item 1A.    RISK FACTORS
The following risks update and supplement the risk factors set forth in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2024. Please refer to Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended June 30, 2024, for other risks related to our business.
We may be unable to successfully implement our acquisitions strategy, integrate acquired companies and personnel with existing operations, or capitalize on any decision to strategically divest one or more current businesses.
We have completed acquisitions and divestitures in the past, including most recently the acquisition of Coherent, Inc. in July 2022. We expect to expand and diversify our operations with additional acquisitions, but we may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries, and potentially high valuations of acquisition candidates. In addition, applicable competition laws and other regulations may limit our ability to acquire targets, integrate businesses, or force us to divest an acquired business line. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
We also continually assess the strategic fit of our business and have from time to time divested portions of our business that are not deemed to fit with our strategic plan. Divestitures involve significant risks and uncertainties, such as ability to sell such businesses on satisfactory price and terms and in a timely manner (including long and costly sales processes and the possibility of lengthy and potentially unsuccessful attempts by a buyer to receive required regulatory approvals), or at all, disruption to other parts of the businesses and distraction of management, allocation of internal resources that would otherwise be devoted to completing strategic acquisitions, loss of key employees or customers, exposure to unanticipated liabilities (including, among other things, those arising from representations and warranties made to a buyer regarding the businesses) or ongoing obligations to support the businesses following such divestitures, and other adverse financial impacts.
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
The global nature of our business subjects us to a number of risks and uncertainties, which have had in the past and could in the future have a material adverse effect on our business, financial condition and results of operations. These include domestic and international economic and political conditions in countries in which we and our suppliers and manufacturers do business, government lockdowns to control case spread of global or local health issues, differing legal standards with respect to protection of IP and employment practices, different domestic and international customs and business and cultural practices, disruptions to capital markets, counter-inflation policies, currency fluctuations, natural disasters, acts of war or other military actions, terrorism, public health issues, restrictions on international trade, such as tariffs, sanctions, and other controls on imports or exports, and catastrophic events. In addition, multiple complex issues may arise concurrently in different countries, potentially hampering our ability to respond in an effective and timely manner. Any inability to respond in an effective and timely manner to issues in our global operations could have a material adverse effect on our business, results of operations, or financial condition.
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
Alternatively, downturns in the industries in which we compete, or changes in technology, may cause our customers to significantly and abruptly reduce their demand, or even cancel orders. For example, the artificial intelligence industry is rapidly evolving, with continuous improvements in algorithms, software efficiencies and hardware capabilities. Emerging AI technologies may allow for complex AI operations to be executed with significantly less computing power than is currently required. This reduction in computational intensity could decrease the demand for services provided by AI datacenters that are our customers. Shifts like these have an adverse effect on our business, results of operations and financial condition, as we base many of our operating decisions including, but not limited to, those regarding manufacturing capacity and staffing, and enter into purchase commitments, on the basis of anticipated revenue trends. With respect to orders we initiate with our suppliers to address anticipated demand from our customers, certain suppliers may have required noncancellable purchase commitments or advance payments from us, and those obligations and commitments could reduce our ability to adjust our inventory or expense levels to reflect declining market demands. Unexpected declines in customer demands can result in excess or obsolete inventory and additional charges. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand likely would decrease our gross margins and operating income.
Increases in commodity prices and diminished availability of rare earth minerals and noble gases may adversely affect our results of operations and financial condition.
We are exposed to a variety of market risks, including the effects of increases in commodity prices and diminished availability of rare earth minerals and noble gases. Our businesses purchase, produce, and sell raw materials based upon quoted market prices from minor metal exchanges. Trade disputes, geopolitical tensions, economic circumstances, or political conditions may limit our ability to obtain certain materials. Although rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. China recently imposed export restrictions on certain rare earth minerals such as yttrium and germanium, which disrupted and may continue to disrupt global supply chains, driving up costs. The effect of these actions on the market on these critical rare earth minerals could have a material impact on the cost and availability of such minerals, which could have a material adverse effect on our results of operations and financial condition. The negative impact from increases in commodity prices and diminished availability of rare earth minerals and noble gases might not be recovered through our product sales, which could have a material adverse effect on our results of operations and financial condition.
Significant political, trade, regulatory developments, and other circumstances beyond our control, including as a result of recently announced tariffs, could have a material adverse effect on our financial condition or results of operations.
We operate globally and plan to sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in early 2025, the United States implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries, and these new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. As of April 2025, certain tariffs and retaliatory tariffs have been delayed, but a number of the new tariffs remain in effect, including significant tariffs and trade sanctions between the United States and China. Historically, tariffs have led to increased trade and political tensions and, to date, the outcome of the negotiations between the United States and the various countries is not yet clear. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.
Inflation and increased borrowing costs could impact our cash flows and profitability.
Prolonged periods of inflation have the potential to adversely affect our business, results of operations, financial condition and liquidity by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers. The existence of inflation in the economy has and may continue to result in higher interest rates and capital costs, supply shortages, increased costs of labor and other similar effects. Further, world events such as the imposition of global trade tariffs or conflict between Russia and Ukraine could affect inflationary trends. As a result of inflation, we have experienced and may continue to experience, increases in our costs associated with operating our business including labor, equipment and other inputs. Additionally, our borrowing costs, including those under our current credit agreement, dated as of July 1, 2022, by and among us, the lenders and other parties thereto, and JP Morgan Chase Bank, NA, as administrative agent and collateral agent (as amended, restated, supplemented and/or otherwise modified from time to time, the “Credit Agreement”), increase or decrease (i.e., “float”) based on interest rate benchmarks. As governments increase interest rate benchmarks to combat inflation, our borrowing costs increase. Although we may take measures to mitigate the impact of this inflation through pricing actions, efficiency gains and interest rate hedging, if these measures are not effective, our business, results of operations, financial position and liquidity could be materially adversely affected. Even if such measures are effective, there could be a difference between the timing of when these beneficial actions impact our results of operations and when the cost of inflation is incurred.
Actions that we have taken, or may take in the future, to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
We have taken in the past, and may continue to take in the future, certain actions to restructure our business in alignment with management’s strategic priorities, including the plans discussed under the heading “Trends and Other Matters Affecting our Business” in Management’s Discussion and Analysis of Financial Condition and Results of Operations. While such plans and other proactive cost reduction measures are intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts, including, but not limited to, higher than anticipated costs in implementing planned workforce reductions, particularly in highly regulated locations outside the United States; higher than anticipated lease termination and facility closure costs; employee attrition beyond our intended reduction in force; and decreased employee morale among our remaining employees; diversion of management attention; adverse effects to our reputation as an employer which could make it more difficult for us to hire new employees in the future; loss of the institutional knowledge and expertise of departing employees; failure to maintain adequate controls and procedures while executing, and subsequent to completing, such restructuring plans; and potential failure or delays to meet operational and growth targets due to the loss of qualified employees.
If we experience any of these adverse consequences, the restructuring plans and other cost reduction initiatives that we have in the past undertaken, and may in the future undertake, may not achieve or sustain the intended benefits. Our failure to achieve the expected results from such restructuring plans and other cost reduction initiatives for any reason also could lead to the implementation of additional restructuring-related activities in the future, which may exacerbate these risks or introduce n

Item 5.    OTHER INFORMATION
During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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

Coherent Corp.
(Registrant)

Date: May 7, 2025	By:	/s/ James R. Anderson
James R. Anderson Chief Executive Officer

Date: May 7, 2025	By:	/s/ Sherri Luther
Sherri Luther Chief Financial Officer and Treasurer