Form 10-K
period 2025-06-30
COHERENT CORP.
filed 2025-08-15
CIK 820318

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Aggregate market value of outstanding common stock, no par value, held by non-affiliates of the Registrant at December 31, 2024, was approximately $14,625,992,855 based on the closing sale price reported on the Nasdaq Global Select Market. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.
Number of outstanding shares of common stock, no par value, at August 11, 2025, was 155,805,474.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2025 Annual Meeting of Shareholders of Coherent Corp., are incorporated by reference into Part III of this Annual Report on Form 10-K.
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
The risk factors described in more detail herein under Item 1A. “Risk Factors” and summarized below under “Risk Factor Summary,” among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2026 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Annual Report on Form 10-K or otherwise made by our management.
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
Risks Related to Our Business, Operations and Industry
•Our competitive position depends on our ability to develop new products and processes and may require significant investment.
•A significant portion of our business is subject to cyclical market factors and we may fail to accurately estimate the size and growth rate of our markets and our customers’ demands.
•We contract with a number of large end-user service providers and product companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues. Any loss, cancellation, reduction, or delay in purchases by these large customers could harm the longevity of our business.
•Products that fail to meet specifications, are defective, or are otherwise incompatible with end uses could impose significant costs on us.
•We may encounter increased competition, and we may fail to accurately estimate our competitors’ or our customers’ willingness and capability to backward integrate into our competencies and thereby displace us.
•Global economic downturns may adversely affect our business, results of operations, and financial condition.
•We depend on highly complex manufacturing processes that require strategic materials, components, and products from limited sources of supply.
•Significant political, trade, regulatory developments, and other circumstances beyond our control, including as a result of recently announced tariffs, could have a material adverse effect on our financial condition or results of operations.
•Our business is subject to various governmental regulations. Compliance with these regulations may cause us to incur significant expense and failure to maintain compliance with applicable regulations could adversely affect our business.
•Increases in commodity prices and diminished availability of rare earth minerals and noble gases may adversely affect our results of operations and financial condition.
•Cybersecurity attacks and incidents and other vulnerabilities could subject us to costly damages, claims and expenses, harm to our reputation or competitive position, or disrupt our operations and business.
•We may be adversely impacted by any of the multiple uncertainties and outcomes associated with the use and evolution of Artificial Intelligence (“AI”).
•Natural disasters or other global or regional catastrophic events could disrupt our operations, give rise to substantial environmental hazards, and adversely affect our results.
•We may be unable to successfully implement our acquisitions strategy, integrate acquired companies and personnel with existing operations, or capitalize on any decision to strategically divest one or more current businesses.
•Our success requires us to attract, retain, and develop key personnel and maintain good relations with our employees.
•Actions that we are taking to restructure our business in alignment with our strategic priorities may not be as effective as anticipated.
•If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.
Risks Related to Intellectual Property and Litigation
•There are limitations on the protection of our intellectual property, and we may from time to time be involved in costly intellectual property litigation or indemnification.
•Legal, regulatory and administrative investigations, inquiries, proceedings, and claims could have a material adverse effect on our business, results of operations, or financial condition.
Risks Related to Laws and Regulations
•Government actions and regulations, such as export restrictions, tariffs, and trade protection measures, may limit our ability to sell our products to certain customers or markets, or could otherwise restrict our ability to conduct operations.
•We are subject to complex and rapidly changing import and export regulations of the countries in which we operate and/or sell which could limit our sales and decrease our profitability, and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
•We are subject to a variety of complex and evolving laws, regulations, or industry standards, including with respect to environmental, health, safety, and product considerations, which may have a material adverse effect on our business, results of operations, or financial condition.
•Our operations are subject to environmental, health and safety risks and requirements which could adversely affect our business, results of operations and reputation.
•Tax-related matters could have a material adverse effect on our business, results of operations, or financial condition.
Risks Related to Capitalization and Financial Markets
•Foreign currency risk may negatively affect our revenues, cost of sales, and operating margins, and could result in foreign exchange losses.
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
•The trading price of our common stock has been, and may continue to be, volatile.

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

PART I
Item 1.        BUSINESS
Definitions
Coherent Corp. (“Coherent,” the “Company,” “we,” “us,” or “our”), is a vertically integrated manufacturing company that develops, manufactures, and markets lasers, transceivers, and other optical and optoelectronic devices, modules, and systems, as well as engineered materials, for use in the communications, industrial, instrumentation and electronics markets. Our headquarters are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056, USA. Our telephone number is +1-724-352-4455. Reference to “Coherent,” the “Company,” “we,” “us,” or “our” in this Annual Report on Form 10-K, unless the context requires otherwise, refers to Coherent Corp. and its wholly owned subsidiaries.
The following defined terms are used in this Annual Report on Form 10-K: artificial intelligence (AI); artificial reality (AR); bismuth telluride (Bi2Te3); carbon dioxide (CO2); chemical vapor deposition (CVD); continuous wave (CW); co-packaged optics (CPO); datacenter interconnect (DCI); directly modulated laser (DML); deep ultraviolet (DUV); digital signal processor (DSP); edge-emitting laser (EEL); electron-absorption modulated laser (EML); environmental, social, and governance (ESG); extreme-ultraviolet (EUV) lithography; fifth-generation (5G) wireless; fourth-generation (4G) wireless; gallium arsenide (GaAs); gallium antimonide (GaSb), gallium nitride (GaN); gigabit per second (G); high-definition multimedia interface (HDMI); high-electron-mobility transistor (HEMT); indium phosphide (InP); infrared (IR); integrated circuit (IC); intellectual property (IP); kilowatt (kW); light detection and ranging (LiDAR); light-emitting diode (LED); liquid crystal (LC); liquid crystal on silicon (LCoS); machine learning (ML); metal-oxide-semiconductor field-effect transistor (MOSFET); millimeter (mm); nanometer (nm); near-infrared (NIR); optically pumped semiconductor laser (OPSL); organic light-emitting diode (OLED); original equipment manufacturer (OEM); polymerase chain reaction (PCR); printed circuit board (PCB); radio frequency (RF); reconfigurable optical add/drop multiplexer (ROADM); research and development (R&D); silicon carbide (SiC); terabit per second (T); three-dimensional (3D); two-dimensional (2D); transimpedance amplifier (TIA); ultraviolet (UV); vertical-cavity surface-emitting laser (VCSEL); virtual reality (VR); watt (W); wavelength selective switching (WSS); zinc selenide (ZnSe); and zinc sulfide (ZnS).
General Description of Business
Coherent develops, manufactures, and markets lasers, transceivers, and other optical and optoelectronic devices, modules, and systems, as well as engineered materials, for use in communications, industrial, instrumentation and electronics applications. We generate nearly all of our revenues, earnings, and cash flows from developing, manufacturing, and marketing a wide range of products and services for our end markets. Coherent has broad technical expertise and a deep technology stack in areas of importance to our products, including materials growth and fabrication of specialty materials, semiconductor lasers, passive optics including isolators, transceivers, transport equipment, high power lasers for semiconductor capital equipment, display manufacturing, precision manufacturing, and scientific research. Many of our products include custom integrated software that we develop internally, leveraging our deep domain expertise.
Information Regarding Reporting Segments and Foreign Operations
For fiscal year 2025, the Company’s organizational structure was aligned into three reporting segments for the purpose of making operational decisions and assessing financial performance: (i) Networking, (ii) Materials, and (iii) Lasers. See below for a more detailed description of each of these segments. Effective July 1, 2025 for our fiscal year 2026, the Company realigned its organizational structure into two reporting segments: (i) Datacenter and Communications, and (ii) Industrial. The Company will report financial information for these new reporting segments in fiscal 2026 for periods commencing on July 1, 2025.
Financial data regarding our revenues, results of operations, reporting segments, and international sales for the three years ended June 30, 2025, are set forth in the Consolidated Statements of Earnings (Loss) and in Note 14. Segment and Geographic Reporting to our Consolidated Financial Statements, which are included in Item 8 of this Annual Report on Form 10-K, and are incorporated herein by reference. We also discuss certain Risk Factors set forth in Item 1A – Risk Factors of this Annual Report on Form 10-K related to our foreign operations, which are incorporated herein by reference.

Global Operations
Coherent is headquartered in Saxonburg, Pennsylvania, USA, with R&D, manufacturing, and sales facilities worldwide. Our principal U.S. production and R&D operations, in alphabetical order, are located in California, Connecticut, Delaware, New Jersey, Pennsylvania, and Texas. Our principal non-U.S. production and R&D operations, in alphabetical order, are based in China, Finland, Germany, Malaysia, the Philippines, Singapore, South Korea, Sweden, Switzerland, the United Kingdom, and Vietnam. We also utilize contract manufacturers and strategic suppliers. In addition to sales offices co-located at many of our manufacturing sites, we have sales and marketing subsidiaries, in alphabetical order, in Belgium, Canada, France, Israel, Italy, Japan, the Netherlands, and Taiwan. We believe our diverse manufacturing base sets us apart, especially at a time when supply chain resiliency is strongly valued by our customers.
Human Capital
Our core values are Integrity, Collaboration, Accountability, Respect, and Enthusiasm, which we refer to by the acronym I CARE. These values define who we are and serve as a guide in how we engage with each other, our customers, our suppliers, our investors, and our environment. They serve as a model for how we grow the Company in an ethical, scalable, and sustainable manner.
Our People. We support an inclusive environment in which every individual is considered a valuable member of the team. We listen to the voice of the employee and foster open communication through an open-door policy and engagement surveys, among other methods. This rich feedback allows us to reflect and adjust our internal initiatives across the globe to create a culture that recognizes employees’ contributions and values their opinions.
As of June 30, 2025, the Company employed approximately 30,000 employees worldwide.

	Number of employees	Percent of total
Manufacturing	25,210	83%
Research and development	2,660	9%
Sales, general and administrative	2,346	8%
Total:	30,216	100%
Globally, as of June 30, 2025, approximately 45% of the workforce are women. Our global footprint is diverse, with approximately 22,340 employees in the Asia-Pacific region, 3,640 in Europe, and 4,236 in the Americas.
Occupational Health and Safety. It is our highest priority to keep our employees, customers, and suppliers safe, as the health and safety of our workforce is paramount to the success of our business. We provide our employees upfront and ongoing training to ensure that safety policies and procedures are effectively communicated and implemented. We have experienced employees on-site at each of our manufacturing locations who are tasked with environmental, health, and safety education and compliance. We customize our policies to the local requirements and circumstances of each plant.
Talent Acquisition, Employee Development, and Learning. Hiring talented individuals and continuing to develop our employees are critical to our operations. Our Talent Acquisition teams continue their outreach efforts to engage and attract diverse, high-quality talent to our organization. In connection with universities, we are focused on an internship and apprentice program that builds our early career hire talent pool. We have a robust succession-planning process that identifies internal candidates for development to build a talent funnel for our leadership pipelines. We provide all employees the chance to learn and develop critical skills, and we strive to attract, motivate, and retain our talent.
Total Rewards. Our Total Rewards offerings are designed to:
•Provide a market-competitive total rewards package that attracts, motivates, rewards, and retains top talent
•Balance fixed costs (benefits and base pay) and variable costs (bonus and equity)
•Provide pay for performance, linked to company and individual performance
•Ensure strong governance practices, and
•Align with the interests of our shareholders
Eligible employees may participate in the Employee Stock Purchase Plan, allowing them to purchase company shares at a discount. Select employees are eligible to receive equity-based awards, to align employee and shareholder interests. We also offer a compelling suite of benefits, including comprehensive health benefits, competitive time-off programs, and employee assistance programs.

Inclusion and Belonging. Coherent respects and upholds the universal values of human rights, which are fundamental to every individual. We hold an expectation for all leaders and employees to engage with one another in a manner that is dignified, fair, and respectful, and we continue to identify ways to highlight different perspectives.
Manufacturing Processes
Our success in developing and manufacturing many of our products depends on our ability to tailor the optical and physical properties of technically challenging materials, components, and photonics-based solutions across our target markets. The ability to produce these complex materials, and to control their quality and in-process yields, is an expertise of the Company that is critical to our customers. In the markets we serve, there is a limited number of high-quality suppliers of many of the components we manufacture. Aside from datacenter transceivers, there are very few industry-standard products. Our lasers are displacing conventional technologies because they can do the job faster, yield higher quality, provide overall economic benefits, and enable next-generation applications. Overall, our key differentiators are our deep technology expertise combined with our ability to deliver volume solutions at scale.
We continue to increase our use of renewable energy to power our operations and lower our greenhouse gas footprint. We have on-site solar systems at several facilities that further contribute to our renewable energy efforts. Our team also works to minimize energy usage, water usage, other raw materials usage, and waste generation. Coherent has set as a top priority to reduce its carbon footprint across its global operations. Additional information on the Company’s sustainability performance can be found on the ESG section of our website at www.coherent.com. The website address is intended to be an inactive textual reference only. None of the information on, or accessible through, our website is part of this Annual Report on Form 10-K, nor is it incorporated herein by reference.
Sources of Supply
In our production processes, we use numerous optical, electrical, and mechanical parts that are sourced from third-party suppliers. These include ICs, DSPs, mechanical housings, and optical components, and we commonly refer to them as raw materials. Raw materials or subcomponents required in the manufacturing process are generally available from several sources. However, in the Lasers segment, we currently purchase several key components and materials used in the manufacture of our products, including exotic materials, crystals, and optics, from sole-source or limited-source suppliers. We also purchase assemblies and turnkey solutions from contract manufacturers, based on our proprietary designs. We rely on our own production and design capability to manufacture and specify certain strategic components, crystals, fibers, semiconductor lasers, and laser-based systems. We use rare-earth materials in some of our production processes. Like with other materials, we are constantly working to strengthen and diversify our supply chain for resilience. These strategies include maintaining additional buffer stocks and securing multiple sources to ensure resilience.
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
Reporting Segments and Business Units
For fiscal year 2025, the Company reports its results in three reporting segments: (i) Networking, (ii) Materials, and (iii) Lasers.
The Networking segment leverages our compound semiconductor technology platforms and deep knowledge of end-user applications for its key end markets to deliver differentiated components, modules, and subsystems.
The Materials segment is a market leader in engineered materials and optoelectronic devices, such as those based on ZnSe, ZnS, GaAs, InP, GaSb, and SiC.
The Lasers segment’s lasers and optics products serve industrial customers in both semiconductor and display capital equipment and precision manufacturing, and instrumentation customers in life sciences and scientific instrumentation.
Each of these segments develops and markets key products as described below.
Networking
•Transceivers, systems, subsystems, modules, components, optics, and semiconductor devices for datacenter and communications applications.

Materials

•Engineered materials, laser optics, thermoelectric components, and advanced ceramic and metal-matrix composite materials and products.
•VCSELs, EELs, pump lasers, high-power lasers for materials processing, and ICs.
Lasers
•Excimer lasers, solid-state lasers, CO2 lasers, and laser systems for a variety of industrial applications, including semiconductor capital equipment, display manufacturing, precision manufacturing, and scientific research.
•Laser systems and subsystems.

Markets
For fiscal year 2025, we report revenues of our business segments in the following markets: communications, industrial, instrumentation and electronics. Effective July 1, 2025, for our fiscal year 2026, the Company realigned its organizational structure into two reporting segments which mirror the markets that they report into: (i) Datacenter and Communications, and (ii) Industrial.
Communications Market Group
•Datacom Market Vertical. We have been experiencing significant growth in AI and ML in the datacom market vertical.
At Coherent, we have a complete portfolio of transceivers matched to the requirements set by AI and ML. These transceivers are protocol-agnostic, meaning the same transceiver hardware can support Ethernet and InfiniBand, as well as proprietary protocols for AI and ML such as NVIDIA’s NVLink.
Over the years, we have made strategic investments that give us a unique level of vertical integration. We not only design and manufacture our transceivers internally, but we also design and manufacture many of the materials and components, including lasers, detectors, ICs, and passive optics. We have in-house laser design and manufacturing capability for GaAs-based VCSELs, InP-based DMLs, EMLs, and CW lasers.
Coherent has multiple 6-inch GaAs VCSEL fabs in the U.S. and Europe. We also have multiple InP fabs in the U.S. and Europe, and we are moving to 6-inch wafer capability.
Our portfolio also includes silicon photonics and a broad array of CPO-enabling technologies.
•Telecom Market Vertical. Coherent optical communications products and technologies enable next-generation high-speed optical transmission systems and transport networks, and datacenter solutions necessary to meet the accelerating global bandwidth demand.
We are a global technology leader in optical communications, providing materials, subcomponents, components, modules, subsystems, and systems to optical component and module manufacturers, networking equipment manufacturers, datacenter operators, enterprises, and telecom service providers. We design products that meet the increasing demands for network bandwidth and data storage.
Our Telecom products include coherent transmission components and transceivers as well as transport products such as 980 nm and 14xx pump lasers, erbium-doped fiber amplifiers, passive components, OCM, OTDR, ROADM and Optical line systems.
Our proven experience in both transmission and transport allows us to effectively address the emerging DCI market. Our optoelectronic components, transceivers, submodules, pluggable amplifiers, and configurable line cards are able to meet the requirements of low power consumption, compactness, ease of installation and operation, and cost savings, which are often mandatory features in the DCI market.
Industrial Market Group
•Precision Manufacturing Market Vertical. Our Precision Manufacturing vertical encompasses a broad range of applications across very diverse markets. With complete verticality, from materials to turnkey laser solutions, we intersect with any industrial laser process within the application areas of automotive manufacturing, medical device manufacturing, machine tools, consumer goods, and industrial electrical and electronics. Our portfolio of optics, components, lasers, and systems enables a wide variety of applications including EV battery welding, fine processing of medical devices, additive manufacturing, high-temperature superconducting wires and tapes, and even bleaching of jeans.

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
Our lasers are widely used in various semiconductor processes such as solid-state lasers and excimer lasers for semiconductor inspection tasks, and CO2 lasers for wafer annealing. We also offer a suite of lasers for a variety of advanced packaging applications, ranging from cutting, PCB and substrate drilling, and optical debonding to numerous laser marking tasks.
•Display Capital Equipment Market Vertical. Our excimer laser-based annealing systems can improve precision, combining high-spatial precision and selectivity for LTPS OLED display production. Our CO2 lasers and UV ultrashort-pulsed lasers are used for cutting applications. Beyond OLED, we are offering UV and DUV laser solutions for a broad range of applications to manufacture next-generation microLED displays.
•Aerospace & Defense Market Vertical. Coherent aerospace and defense solutions enable mission-critical capabilities for applications in high-energy lasers; contested space; and intelligence, surveillance, and reconnaissance. Our Aerospace & Defense division maintains separate business development, IT infrastructure, accounting, finance, engineering, and manufacturing facilities in the United States with strictly controlled access; the division is dedicated to our U.S. government-supported contracts.
Instrumentation Market Group
•Life Sciences Market Vertical. Within the life sciences end market, we focus on instrumentation that integrates light- and/or thermal-management solutions. We vertically integrate from the material level (with various crystals for medical laser applications, or ZnS materials for NIR and IR spectroscopy) to high-precision components, complex subassemblies, and even full subsystems. Applications within the biotechnology segment include research and diagnostic tools such as flow cytometry, genome sequencing, and PCR, to name a few. Our broad product portfolio delivers solutions covering illumination, light management, thermal management, sample loading, and detection. Visible-wavelength lasers and multicolored laser and LED engines provide low-noise, high-performance, reliable light sources.
Medical applications comprise instrumentation that is used in the direct treatment of patients and includes medical lasers, imaging, point-of-care wearables, and thermal-based treatment solutions. Coherent semiconductor laser bars and stacks are used in applications such as hair and wrinkle removal, and femtosecond lasers combined with excimer lasers are used for common procedures like LASIK.
•Scientific Research Market Vertical. Our products include CW lasers for microscopy, advanced ultrafast-pulsed laser sources, and high-energy pulsed excimer gas lasers. These systems are sold to universities and research institutions across the globe for applications such as neuroscience and optogenetics.
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
•Wireless Market Vertical. We are a market leader in the technology development and large-volume manufacturing of 100 mm, 150 mm, and the industry’s first 200 mm semi-insulating SiC substrates. These substrates are utilized by customers worldwide to manufacture GaN-on-SiC HEMT RF power amplifier devices that are embedded in remote radio heads in 4G and 5G wireless base stations.
Sales and Marketing
We market our products and services through a direct sales force and through representatives and distributors around the world. Our market strategy is focused on understanding our customers’ requirements and building market awareness and acceptance of our products and services. New products are continually being developed and introduced to our new and established customers in all markets.
We have centralized our worldwide sales and strategic marketing functions. Sales offices have been aligned to best serve and distribute products to our worldwide customer base.
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
We had two customers who each contributed more than 10% of revenue during fiscal 2025.
Competition
Coherent is a global leader in many of its product families. We compete, in part, on our core competencies from materials to systems, our differentiated products and services, and the sustainability of our competitive advantages. We also compete by using our intellectual property, ability to scale, product quality, on-time delivery, and technical support. We believe that our vertical integration, manufacturing facilities and equipment, experienced technical and manufacturing employees, and worldwide marketing and distribution channels provide us with competitive advantages. In addition to competitors who manufacture products similar to those we produce, there are other technologies and products available that may compete with our technologies and products.
Our Strategy
Our strategy is to grow businesses with world-class lasers, optics, and engineered materials to advance our current customers’ strategies, reach new markets through innovative technologies and platforms, and enable new applications in large and growing markets. A key strategy of ours is to develop and manufacture high-performance materials and, in certain cases, components incorporating those materials, that are differentiated from those produced by our competitors. We focus on providing components that are critical to the heart of our customers’ products that serve the applications mentioned above.
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
Research and Development
During the fiscal year ended June 30, 2025, we continued to identify, invest in, and focus our R&D on new products and platform technologies for the long term growth of the Company.
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

During the fiscal year ended June 30, 2025, we focused our R&D investments in the following areas:

Networking
Area of Development:	Our R&D Investments:
Photonics design	Continue to develop and improve crystal materials, precision optical parts, and laser device components for photonics applications.
Datacom transceivers and components for datacom transceivers	800G/1.6T transceivers, CPO, VCSELs, EMLs, silicon photonics, ICs, isolators, and thermoelectric coolers; 400G/lane components supporting 3.2T and 6.4T.
Optical circuit switch (OCS)	Develop the OCS product family for AI/ML and hyperscale datacenters based on our digital liquid-crystal technology.
Coherent transceivers	Drive further integration to reduce size and power consumption; increase bandwidth to enable 100G/200G/400G/800G coherent transceivers.
Pump lasers	Continue to invest in our next-generation GaAs pump laser portfolio to address evolving terrestrial and undersea markets.
Advanced optics manufacturing	High-precision and more compact optics and automated assembly platforms and packages.

Materials
Area of Development:	Our R&D Investments:
High-power lasers and semiconductor lasers	Increase output power and reliability of EEL diodes, VCSELs, InP lasers, and detectors for a variety of applications across our markets.
SiC epitaxial wafers	Continuous improvement to maintain world-class, high-quality, large-diameter substrates and epitaxial wafers; develop SiC epitaxial wafers.
Thermoelectric materials and devices	Continue to develop leading Bi2Te3 materials for thermoelectric cooling/heating; focus on thermoelectric power-generation capability in order to introduce new products.

Lasers
Area of Development:	Our R&D Investments:
Diode-pumped solid-state lasers	Continue to develop solid-state lasers for industrial applications for materials processing, instrumentation, and scientific applications.
Ultrafast fiber lasers	Continue to develop industrial femtosecond fiber lasers for semiconductor capital equipment and display manufacturing.
Femtosecond oscillators and amplifiers	Continue to develop ultrafast laser systems for scientific applications.
Optically pumped semiconductor lasers	Continue to broaden the product portfolio of CW, visible, and ultraviolet OPSLs.
Semiconductor lasers	Increase output power of GaAs- and InP-based edge-emitting semiconductor lasers for laser pumping, and industrial applications.
Excimer lasers and excimer laser tools	Continue to support existing excimer laser-based applications in display manufacturing, instrumentation, and materials processing.

CO2 lasers	Continue to develop CO2 lasers used in industrial applications.
Laser tools	Continue to develop laser-based tools used for marking, cutting, and welding applications.
R&D expenditures were $582 million, $479 million, and $500 million for the fiscal years 2025, 2024, and 2023, respectively.
Import and Export Compliance
We are required to comply with all relevant import/export and economic sanctions laws and regulations, including:
•The import regulations administered by U.S. Customs and Border Protection;
•The International Traffic in Arms Regulations (ITAR) administered by the U.S. Department of State, Directorate of Defense Trade Controls, which among other things impose licensing requirements on the export from the United States of certain defense articles and defense services, generally including items that are specially designed or adapted for a military application and/or listed on the United States Munitions List;
•The Export Administration Regulations (EAR) administered by the U.S. Department of Commerce, Bureau of Industry and Security, which among other things impose licensing requirements on certain dual-use goods, technology, and software; and
•The regulations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control, implementing economic sanctions against designated countries, governments, and persons based on U.S. foreign policy and national security considerations.
Foreign governments also have similar import and export controls, sanctions, laws, and regulations. For additional discussion regarding our import, export, and sanctions compliance, see the discussion in Item 1A. Risk Factors of this Annual Report on Form 10-K.
Trade Secrets, Patents, and Trademarks
Our use of trade secrets, proprietary know-how, trademarks, copyrights, patents, contractual confidentiality, and IP ownership provisions helps us develop and maintain our competitive position with respect to our products and manufacturing processes. We aggressively pursue process and product patents in certain areas of our businesses and in certain jurisdictions across the globe. We have entered into selective IP licensing agreements. We have confidentiality and noncompetition agreements with certain personnel. We require our U.S. employees to sign a confidentiality and noncompetition agreement upon commencement of their employment with us. As of June 30, 2025, we had a total of approximately 3,100 patents globally.
Executive Officers of the Registrant
The executive officers of the Company and their respective ages and positions as of June 30, 2025, are set forth below. Each executive officer listed has been appointed by the Board of Directors to serve until removed or until a successor is appointed and qualified.

Name	Age	Position
Jim Anderson	52	Chief Executive Officer
Giovanni Barbarossa	62	Chief Strategy Officer
Sherri Luther	60	Chief Financial Officer and Treasurer
Christopher Koeppen	53	Chief Innovation Officer
Julie Sheridan Eng	58	Chief Technology Officer
Rob Beard	47	Chief Legal and Global Affairs Officer & Secretary
Ilaria Mocciaro	54	Chief Accounting Officer

Jim Anderson was appointed Chief Executive Officer (“CEO”) of Coherent Corp. and a member of the Board of Directors on June 3, 2024. He brings over 25 years of experience in the technology and semiconductor industries, with a strong track record in innovation-driven businesses. Prior to joining Coherent, Mr. Anderson served as President and Chief Executive Officer of Lattice Semiconductor Corporation from September 2018 to 2024. Before Lattice, he was the Senior Vice President and General Manager of the Computing and Graphics Business Group at Advanced Micro Devices, Inc. (AMD). Earlier in his career, he held various leadership roles across general management, engineering, sales, marketing, and corporate strategy at Intel, Broadcom (formerly Avago Technologies), and LSI Corporation. Mr. Anderson currently serves on the Board of Directors of Applied Materials, Inc., where he was appointed in July 2025. He previously served on the Board of Directors of Entegris, Inc., (March 2023–July 2024), the Semiconductor Industry Association (until June 2024), and Sierra Wireless (April 2020–January 2023). He also sits on the Americas Executive Board for the MIT Sloan School of Management and the U.S.-Japan Business Council. Mr. Anderson earned an MBA and Master of Science degree in electrical engineering and computer science from the Massachusetts Institute of Technology, a Master of Science degree in electrical engineering from Purdue University, and a bachelor’s degree in electrical engineering from the University of Minnesota.
Giovanni Barbarossa joined Coherent Corp. in 2012 and has been the Chief Strategy Officer of the Company since 2019. From 2019 to 2025, he was also President of the Materials Segment. From 2012 to 2019, Dr. Barbarossa was the Chief Technology Officer of the Company and President of the Laser Solutions Segment. Previously, Dr. Barbarossa was the President and Chief Executive Officer of Avanex Corporation until its merger with Bookham plc. into Oclaro, Inc., of which he was a member of the Board of Directors from 2009 to 2012. Before joining Avanex pre-IPO, Dr. Barbarossa had management responsibilities at British Telecom Labs, AT&T Bell Labs, Lucent Technologies, and Hewlett-Packard. Dr. Barbarossa holds 118 U.S. patents and has published over 100 papers. He graduated cum laude from the University of Bari, Italy, with a B.S. in electrical engineering, and has a Ph.D. in photonics from the University of Glasgow, U.K.
Sherri Luther was named Chief Financial Officer (“CFO”) of Coherent Corp. in September 2024. Ms. Luther joined Coherent from Lattice Semiconductor, where she had been CFO since 2019. Prior to Lattice, Ms. Luther worked at Coherent, Inc., for 16 years, including as Corporate Vice President of Finance. Ms. Luther has more than 30 years of strategic and financial operations experience, with expertise in financial reporting, forecasting, internal audit, M&A, treasury, investor relations, operations, and global supply chain management. Previously, Ms. Luther held senior finance and accounting roles at companies including Quantum, Ultra Network Technologies, and Arthur Andersen. Ms. Luther is a Certified Public Accountant (CPA) and graduated from the Executive MBA Program at Stanford University Graduate School of Business. She holds a bachelor's degree in business administration, with a dual major in accounting and finance, from Wright State University. She serves on the Board of Directors of Silicon Labs and is also NACD (National Association of Corporate Directors) Directorship Certified.
Christopher Koeppen joined Coherent Corp. in 2011 via the acquisition of Aegis Lightwave, Inc., where he served as General Manager, Aegis-NJ. He was named General Manager of the Company’s Agile Network Products Division in 2012 and Director of Corporate Strategic Technology Planning in 2015. Dr. Koeppen then served as Vice President of the Industrial Laser Group and Corporate Strategic Technology Planning from 2017 until his appointment as Chief Technology Officer in 2019. He became Senior Vice President, Aerospace & Defense, and Chief Innovation Officer in 2022 and was named Executive Vice President of Aerospace & Defense in 2025. Previously, Dr. Koeppen was co-founder and CEO of CardinalPoint Optics, prior to its acquisition by Aegis Lightwave. He has more than two decades of progressively increasing general and technology management experience in high-tech companies, including at Meriton Networks, Mahi Networks, Photuris, and Lucent Technologies. Dr. Koeppen holds a Ph.D. in physics from the University of Pennsylvania, where he was an AT&T Bell Laboratories Scholar, and B.S. degrees in physics and mathematics from the Pennsylvania State University.
Julie Sheridan Eng was named Chief Technology Officer (“CTO”) of Coherent in 2022. Prior to becoming CTO, Dr. Eng served as Senior Vice President and General Manager of the Optoelectronic Devices and Modules Business Unit. In that role, she oversaw engineering, product management, and operations for GaAs vertical-cavity surface-emitting lasers (VCSELs), InP directly modulated lasers (DMLs) and detectors, and CMOS/BiCMOS integrated circuits for datacom and 3D sensing applications. Before Coherent, Dr. Eng held various senior management positions at Finisar Corporation, including Executive Vice President and General Manager of 3D Sensing, and Executive Vice President of Datacom Engineering. Over the 15 years that she managed datacom transceiver engineering, her teams production-released hundreds of fiber-optic transceiver products and achieved numerous industry firsts. Dr. Eng began her career at AT&T Bell Laboratories/Lucent/Agere, where she led the development of laser-based datacom transceivers. Dr. Eng is a Past Chair of the IEEE Committee on Women in Engineering and currently serves on the Board of Directors of Optica (formerly the Optical Society of America). She has published over a dozen papers, co-authored a book chapter, holds six U.S. patents, and has given numerous invited talks. In 2022, she was named an Optica Fellow for distinguished contributions to the advancement of optics and photonics, and in 2025 she was elected to the National Academy of Engineering. Dr. Eng holds a B.A. degree summa cum laude in physics from Bryn Mawr College and a B.S. degree in electrical engineering with honors from the California Institute of Technology (Caltech). She earned M.S. and Ph.D. degrees in electrical engineering from Stanford University.

Rob Beard brings more than 20 years of senior international experience across the business, policy, and legal worlds to his role as Chief Legal and Global Affairs Officer for Coherent Corp. Mr. Beard joined Coherent in 2024 from Mastercard, where he was Chief Legal and Global Affairs Officer. While at Mastercard, he led the company’s global legal, government affairs, and policy teams, and served on Mastercard’s Management Committee. Mr. Beard came to Mastercard after a nearly decade-long tenure at Micron Technology, during which time he held various roles on the legal team and ultimately served as General Counsel and Corporate Secretary. While at Micron, he played a key role in promoting the U.S. CHIPS and Science Act and in negotiating an incentive package from the state of New York for Micron’s announced $100 billion semiconductor manufacturing facility to be built in the Syracuse area. After clerking on the U.S. Court of Appeals for the Ninth Circuit, Mr. Beard began his corporate legal career as an associate in Shearman & Sterling LLP’s London office, before moving to Weil, Gotshal & Manges LLP. He graduated from the University of Utah and received his Juris Doctor from the University of Illinois College of Law, summa cum laude. Mr. Beard has also taught in the University of Illinois Communications Department, at the University of Illinois College of Law, and at the S.J. Quinney College of Law at the University of Utah.
Ilaria Mocciaro is a seasoned finance executive and active Certified Public Accountant (CPA) in Illinois with over 27 years of experience across public and corporate accounting. She has held senior leadership roles at multiple Fortune 500 companies, overseeing global finance functions including accounting, tax, treasury, SEC reporting, and financial systems. Ms. Mocciaro is currently the Chief Accounting Officer and Corporate Controller for Coherent Corp. She joined Coherent in 2023 from CDW, where she was Vice President, Chief Accounting Officer, and Controller from 2020 to 2022. From 2016 to 2020, she was Senior Vice President, Chief Accounting Officer, and Global Controller at Anixter International Inc., where she helped close the sale of Anixter to Wesco. From 2011 to 2016, Ms. Mocciaro was the Chief Accounting Officer of the agricultural and construction equipment segments at CNH Industrial N.V., after serving as Director of Accounting and Reporting. She led Internal Audit at McMaster-Carr Supply Company from 2010 to 2011 and previously held several management positions at Ernst & Young LLP in Chicago and Milan, Italy, from 1997 to 2010. Ms. Mocciaro holds a B.A. degree in accounting and business administration from the Catholic University of the Sacred Heart (Università Cattolica del Sacro Cuore) in Milan.
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
Risks Related to Our Business, Operations and Industry
Our competitive position depends on our ability to develop new products and processes and may require significant investment.
To meet our strategic objectives, we must develop, manufacture, and market new products and continue to update our existing products and processes to keep pace with sudden increases and decreases in market demand and other market developments and to address increasingly sophisticated customer requirements in rapidly evolving technologies. Our success in developing and selling new and enhanced products and processes depends upon a variety of factors, including strategic product selection, efficient completion of product design and development, timely implementation of manufacturing and assembly processes, effective sales and marketing, and high-quality and successful product performance in the market.
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
We continuously monitor the marketplace for strategic opportunities, and our business strategy includes expanding our product lines and markets through both internal product development and acquisitions. Consequently, we expect to continue to consider strategic acquisitions of businesses, products, or technologies complementary to our business. This may require significant investments of management time and financial resources. If market demand is outside our organic capabilities, if a strategic acquisition is required and we cannot identify one or execute on it, and/or if financial investments that we undertake distract management, do not result in the expected return on investment, expose us to unforeseen liabilities, or jeopardize our ability to comply with our credit facility covenants due to any inability to integrate the business, adjust to operating a larger and more complex organization, adapt to additional political and other requirements associated with the acquired business, retain staff, or work with customers, we could suffer a material adverse effect on our business, results of operations, or financial condition.
We continue to make investments in programs with the goal of gaining a greater share of end markets, including the key components for fast growth markets. We cannot guarantee that our investments in capital and capabilities will be sufficient. The potential end markets, as well as our ability to gain market share in such markets, may not materialize on the timeline anticipated or at all. We cannot be sure of the end market price, specification, or yield for products incorporating our technologies. Our technologies could fail to fulfill, partially or completely, our target customers’ specifications. We cannot guarantee the end market customers’ acceptance of our technologies. Further, we may be unable to fulfill the terms of our contracts with our target customers, which could result in penalties of a material nature, including damages, loss of market share, and loss of reputation.
A significant portion of our business is subject to cyclical market factors and we may fail to accurately estimate the size and growth rate of our markets and our customers’ demands.
Our business is dependent on the demand for products produced by end-users of communications, industrial, instrumentation and electronics markets. Many of these end-users are in industries that have historically experienced a highly cyclical demand for their products. We make significant decisions based on our estimates of customer requirements. We use our estimates to determine the levels of business we seek and accept, production schedules, personnel needs, and other resource requirements.
Our markets are characterized by extensive research and development, rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The nature of these markets require significant research and development expenses to participate, with substantial resources invested in advance of material sales of our products to our customers. To compete effectively, we must continually address the challenges of dynamic and accelerating market trends and competitive developments. Otherwise, our product offerings may become less competitive given the frequent introduction of alternative or more cost-effective technologies. Because this industry is subject to rapid change, it is difficult to predict its potential size or future growth rate. We cannot ensure that our expenditures for research and development will result in the launch of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets, or the failure of either our customers’ or our products to gain market acceptance, or the failure of the markets in which we participate to grow could adversely affect our business and results of operations.
In addition, customers may require rapid increases in production on short notice. We may not be able to purchase sufficient supplies or allocate sufficient manufacturing capacity to meet such increases in demand. Rapid customer ramp-up and significant increases in demand may strain our resources or negatively affect our margins. Inability to satisfy customer demand in a timely manner may harm our reputation, reduce our other opportunities, damage our relationships with customers, reduce revenue growth, and/or cause us to incur contractual penalties.
Alternatively, downturns in the industries in which we compete, or changes in technology, may cause our customers to significantly and abruptly reduce their demand, or even cancel orders. For example, the artificial intelligence industry is rapidly evolving, with continuous improvements in algorithms, software efficiencies and hardware capabilities. Emerging AI technologies, such as those demonstrated by DeepSeek, may allow for complex AI operations to be executed with significantly less computing power than is currently required. This reduction in computational intensity could decrease the demand for services provided by AI datacenters that are our customers. Shifts like these could have an adverse effect on our business, results of operations and financial condition, as we base many of our operating decisions including, but not limited to, those regarding manufacturing capacity and staffing, and enter into purchase commitments, on the basis of anticipated revenue trends. With respect to orders we initiate with our suppliers to address anticipated demand from our customers, certain suppliers may have required noncancellable purchase commitments or advance payments from us, and those obligations and commitments could reduce our ability to adjust our inventory or expense levels to reflect declining market demands. Should revenues in future periods fall substantially below our expectations, or should we fail to accurately forecast changes in demand mix, we could be required to record substantial charges for obsolete or excess inventories or noncancellable purchase commitments. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand likely would decrease our gross margins and operating income.
We contract with a number of large end-user service providers and product companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues. Any loss, cancellation, reduction, or delay in purchases by these large customers could harm the longevity of our business.
A small number of customers have consistently accounted for a significant portion of our revenues, with two customers each contributing more than 10% of total revenues in fiscal 2025. Our success will depend on our continued ability to develop and manage relationships with our large customers and their continued need for our products. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing large customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced, delayed, or cancelled. The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers.
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
Products that fail to meet specifications, are defective, or are otherwise incompatible with end uses could impose significant costs on us.
Products that do not meet specifications or that contain, or are perceived by our customers to contain, defects or that are otherwise incompatible with end uses could impose significant costs on us or otherwise materially adversely affect our business, results of operations, or financial condition. From time to time, we experience problems with nonconforming, defective, or incompatible products after we have shipped such products. In recent periods, we have further diversified and expanded our product offerings, which could potentially increase the chance that one or more of our products could fail to meet specifications in a particular application. Our products and solutions may be deemed fully or partially responsible for functionality in our customers’ products and may result in sharing or shifting of product or financial liability from our customers to us for costs incurred by the end user as a result of our customers’ products failing to perform as specified. In addition, if our products and solutions perform critical functions in our customers’ products our potential liability may increase. We could be adversely affected in several ways, including the following:
•we may be required or agree to compensate customers for costs incurred or damages caused by defective or incompatible products and to replace products;
•we could incur a decrease in revenue or adjustment to pricing commensurate with the reimbursement of such costs or alleged damages; and
•we may encounter adverse publicity, which could cause a decrease in sales of our products or harm our reputation or relationships with existing or potential customers.
Any of the foregoing items could have a material adverse effect on our business, results of operations, or financial condition.
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
Global economic downturns may adversely affect our business, results of operations, and financial condition.
Downturns in regional or worldwide economies, due to inflation, geopolitics, major central bank policy actions including interest rate increases, public health crises, or other factors, have harmed our business in the past and current and future downturns could also adversely affect our business. Adverse economic conditions affect demand for our products and devices that incorporate our products, Reduced demand for these or other products could result in significant decreases in our product sales. In addition, to the extent our customers have elevated inventory levels or are impacted by deterioration in credit markets, we may experience a decrease in short-term and/or long-term demand resulting in industry oversupply and declines in pricing for our products.
A deterioration of conditions in regional or worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. Difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. Additionally, our current or future customers may experience cash flow problems and as a result may modify, delay, or cancel plans to purchase our products. Any inability of our current or future customers to pay us for our products may adversely affect our earnings and cash flow. As a result, downturns in regional or worldwide economies could have a material adverse effect on our business, results of operations, or financial condition.
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
Some of our products require designs and specifications that are at the cutting-edge of available technologies and change frequently to meet rapidly evolving market demands. By their very nature, the types of components used in such products can be difficult and unpredictable to manufacture and may only be available from a single supplier, which increases the risk that we may not obtain such components in a timely manner. Identifying alternative sources of supply for certain components could be difficult and costly, result in management distraction in assisting our current and future suppliers to meet our and our customers’ technical requirements, and cause delays in shipments of our products while we identify, evaluate and test the products of alternative suppliers. Any such delay in shipment would result in a delay or cancellation of our ability to convert such orders into revenues. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit their availability. We continue to consolidate our supply base and move supplier locations. When we transition locations, we may increase our inventory of such products as a “safety stock” during the transition, which may cause the amount of inventory reflected on our balance sheet to increase. Additionally, many of our customers rely on sole source suppliers. In the event of a disruption of our customers’ supply chain, orders from our customers could decrease or be delayed.
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
In addition, we use rare earth minerals and produce and use high-purity and relatively uncommon materials and compounds to manufacture our products, including, but not limited to, ZnS, GaAs, yttrium aluminum garnet, yttrium lithium fluoride, calcium fluoride, germanium, selenium, telluride, Bi2Te3, and SiC. A significant failure of our internal production processes or our suppliers to deliver sufficient quantities of these necessary materials (including, in the case of rare earth minerals, as a consequence of their limited diminished availability or as a result of export controls on such materials) on a timely basis could have a material adverse effect on our business, results of operations, or financial condition.
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
We operate globally and sell or plan to sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us. Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in early 2025, the United States implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries, and these new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. As of June 2025, certain tariffs and retaliatory tariffs have been delayed, but a number of the new tariffs remain in effect, including significant tariffs and trade sanctions between the United States and China. Historically, tariffs have led to increased trade and political tensions and, to date, the outcome of the negotiations between the United States and the various countries is not yet clear. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets.

Any changes in political, trade, regulatory, and economic conditions, including U.S. trade policies, could have a material adverse effect on our financial condition or results of operations.
Our business is subject to various governmental regulations. Compliance with these regulations may cause us to incur significant expense and failure to maintain compliance with applicable regulations could adversely affect our business.
Our business is subject to various domestic and international laws and other legal requirements, including ant-competition and import/export regulations, such as the U.S. Export Administration Regulations (“EAR”), and applicable executive orders. These laws, regulations and orders are complex, may change frequently and with limited notice, and generally become more stringent over time. The Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) has issued final rules under the EAR that restrict access by Huawei Technologies Co. Ltd. and certain of its affiliates (collectively, “Huawei”) to items produced domestically and abroad from certain U.S. technology, software, and equipment. These rules prevent us from selling certain products subject to the EAR to identified Huawei entities without a license issued by BIS. In January 2025, we received an inquiry from BIS concerning past product sales to Huawei; we are cooperating with BIS’s inquiry and conducting an internal review of those sales to determine what products are subject to the EAR and consequently restricted for export, reexport, and transfer when Huawei is a party to the transaction. We have stopped shipping products to Huawei, and we are in discussions with BIS regarding past product sales. At this time, we cannot predict the outcome of these discussions; cannot determine an estimate or range of loss; and we may be required to incur significant penalties and/or costs or expense to comply with, or to remedy any violations of, these regulations. The U.S. government may continue to add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries, which have had and may in the future have an adverse effect on our revenue and our ability to sell our products. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with China, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products. Furthermore, government authorities may take retaliatory actions, impose conditions for the supply of products or require the license or other transfer of IP, which could have a material adverse effect on our business.
Increases in commodity prices and diminished availability of rare earth minerals and noble gases may adversely affect our results of operations and financial condition.
We are exposed to a variety of market risks, including the effects of increases in commodity prices and diminished availability of rare earth minerals and noble gases. Our businesses purchase, produce, and sell raw materials based upon quoted market prices from minor metal exchanges. Trade disputes, geopolitical tensions, economic circumstances, or political conditions may limit our ability to obtain certain materials. Although rare earth and other materials are generally available from multiple suppliers, China is the predominant producer of certain of these materials. In 2024, China imposed export restrictions on certain rare earth minerals such as yttrium and germanium, which disrupted and may continue to disrupt global supply chains, driving up costs. The negative impact from increases in commodity prices and diminished availability of rare earth minerals and noble gases might not be recovered through our product sales, which could have a material adverse effect on our results of operations and financial condition.
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
Our information technology and cybersecurity program also incorporate and rely on technology, products and services that are provided by service providers and other third parties (“third parties”), which means that Company is susceptible to certain vulnerabilities, outages and other incidents impacting these third parties and the technology, products and services they provide (“third party technology”). Further, our customers, vendors and other service providers also rely on third-party technology, which means that we may also be impacted by incidents affecting the third-party technology that our customers, vendors and service providers use and rely on. In some cases, our customers, vendors and other service providers may rely on the same third-party technology as we do, which means that outages, errors and other incidents impacting third parties and third party technology can impact both us, as well as our customers, vendors and service providers, which can have a compounding effect.
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
We may be adversely impacted by any of the multiple uncertainties and outcomes associated with the use and evolution of Artificial Intelligence (“AI”).
We are increasingly incorporating AI capabilities into the development of technologies and our business operations, and into our products and services. AI technology is complex and rapidly evolving, and may expose us to significant competitive, legal, regulatory, and other risks. The implementation of AI can be costly and there is no guarantee that our use of AI will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers. AI will likely increase or change the competitive environment in our markets. Our competitors may be more successful in their AI strategy or they may have access to greater AI resources or technology and develop superior products and services.
Additionally, AI algorithms or training methodologies may be flawed, and datasets may contain irrelevant, insufficient or biased information, which can cause errors in outputs. AI is also the subject of an evolving set of legal requirements and regulations in various jurisdictions around the world in which we operate, and we may be subject to new and conflicting laws and regulations relating to AI. Any of these matters may create compliance risks, give rise to legal liability, damage our reputation, and materially harm our business.
Natural disasters or other global or regional catastrophic events could disrupt our operations, give rise to substantial environmental hazards, and adversely affect our results.
We and our subcontractors manufacture products using highly complex processes that require technologically advanced equipment and continuous modification to improve yields and performance. Difficulties in the manufacturing process or the effects from a shift in product mix can reduce yields or disrupt production and may increase our manufacturing costs. We and our subcontractors maintain operations and continuously implement new product and process technologies at manufacturing facilities, which are widely dispersed in multiple locations in several countries including the United States, Germany, Malaysia, and China. As a result of the interdependence within our network of manufacturing facilities, an operational disruption at one of our or a subcontractor’s facilities may have a disproportionate impact on our ability to produce many of our products.
From time to time, there have been disruptions in our manufacturing operations as a result of power outages, improperly functioning equipment, disruptions in supply of raw materials or components, or equipment failures. We have manufacturing and other operations in locations subject to natural occurrences and possible climate changes, such as severe and variable weather and geological events resulting in increased costs, or disruptions to our manufacturing operations or those of our suppliers or customers. In addition, climate change may pose physical risks to our manufacturing facilities or our suppliers’ facilities, including increased extreme weather events that could result in supply delays or disruptions. Other events, including political or public health crises, such as an outbreak of contagious diseases, may also affect our production capabilities or that of our suppliers, including as a result of quarantines, closures of production facilities, lack of supplies, or delays caused by restrictions on travel or shipping. Events of the types noted above have occurred from time to time and, because these risks are a characteristic of our business, they may occur in the future. As a result, in addition to disruptions to operations, our insurance premiums may increase or we may not be able to fully recover any sustained losses through insurance.
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
To the extent that we complete acquisitions, the success of our acquisitions will depend in large part on our success in integrating the acquired operations, strategies, technologies, and personnel. We may be unsuccessful in integrating acquired companies or product lines with existing operations, or may fail to realize some or all of the anticipated benefits of an acquisition if the integration process is more difficult or more costly than anticipated. If we fail to meet the challenges involved in successfully integrating any acquired operations or to otherwise realize any of the anticipated benefits of an acquisition, including any expected cost savings and synergies, our operations could be impaired. In addition, the overall integration of an acquired business can be a time-consuming and expensive process that, without proper planning and effective and timely implementation, could significantly disrupt our business.
Some of the risks that may affect our ability to integrate or realize anticipated benefits from acquired companies, businesses, or assets include those associated with:
•a significant negative financial result from the acquired company relative to our pre-acquisition expectations, including potential unknown liabilities associated with the acquired company;
•retaining key employees and existing customers of the acquired company;
•standardizing the combined company’s standards, processes, procedures, and controls, including integrating enterprise resource planning systems and other key business applications;
•coordinating new product and process development;
•integrating management teams, strategies, technologies and operations, products, services, and corporate cultures;
•increasing complexity from combining operations;
•increasing the scope, geographic diversity, and complexity of our operations;
•difficulties in consolidating facilities and transferring processes and know-how;
•diversion of management’s attention from other business concerns; and
•actions we may take in connection with acquisitions, such as:
•using a significant portion of our available cash;
•issuing equity securities, which would dilute current shareholders’ percentage ownership;
•incurring significant debt;
•incurring or assume contingent liabilities, known or unknown, including potential lawsuits, infringement actions, or similar liabilities;
•incurring impairment charges related to goodwill or other intangibles; and
•facing antitrust or other regulatory inquiries or actions.
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
In May 2023, we announced that our Board of Directors approved a restructuring plan (the “2023 Plan”) which includes site consolidations, facilities movements and closures, and the relocation and requalification of certain manufacturing facilities. Commencing in the quarter ended March 31, 2025, and as part of the ongoing strategic review of our business discussed during our earnings call for the first quarter of fiscal 2025, our management approved a plan to take a number of restructuring actions, including site consolidations, facilities moves and closures, workforce reductions, contract terminations and certain other associated cost reductions (the “2025 Plan,” and together with the 2023 Plan, the “Restructuring Plans”). While the Restructuring Plans and other proactive cost reduction measures that we plan to take are intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model, we may encounter challenges in the execution of these efforts that could prevent us from recognizing the intended benefits of such efforts.
As a result of the 2023 Plan, we have incurred approximately $200 million of pre-tax charges in fiscal years 2023 to 2025 primarily as a result of the reduction in force and facility consolidations related to the closure and relocation of sites. We also have incurred, and may continue to incur, additional costs in the near term, including cash payments related to severance, employee benefits and employee transition costs, as well as non-cash charges for share-based compensation expense.
The Restructuring Plans may result in other unintended consequences, including higher than anticipated costs in implementing planned workforce reductions, particularly in highly regulated locations outside the United States; higher than anticipated lease termination and facility closure costs; employee attrition beyond our intended reduction in force; and decreased employee morale among our remaining employees; diversion of management attention; adverse effects to our reputation as an employer which could make it more difficult for us to hire new employees in the future; loss of the institutional knowledge and expertise of departing employees; failure to maintain adequate controls and procedures while executing, and subsequent to completing, the Restructuring Plans; and potential failure or delays to meet operational and growth targets due to the loss of qualified employees.

If we experience any of these adverse consequences, the Restructuring Plans and other cost reduction initiatives that we may undertake may not achieve or sustain the intended benefits. Our failure to achieve the expected results from the Restructuring Plans and other cost reduction initiatives for any reason also could lead to the implementation of additional restructuring-related activities in the future, which may exacerbate these risks or introduce new risks which could adversely affect our business, results of operations and financial condition.
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
Risks Related to Intellectual Property and Litigation
There are limitations on the protection of our intellectual property, and we may from time to time be involved in costly intellectual property litigation or indemnification.
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
Legal, regulatory and administrative investigations, inquiries, proceedings, and claims could have a material adverse effect on our business, results of operations, or financial condition.
From time to time, we are subject to various legal, regulatory and administrative investigations, inquiries, proceedings, and claims that arise out of the ordinary conduct of our business or otherwise, both domestically and internationally. We may be associated with and subject to litigation, claims, inquiries, investigations or disputes arising from, or as a result of:
•our relationships with vendors or customers, supply agreements, or contractual obligations with our subcontractors or other business partners;
•the actions of our vendors, subcontractors, or business partners;
•our indemnification obligations, including obligations to defend our customers against third-party claims asserting infringement of certain intellectual property rights, which may include patents, trademarks, copyrights, or trade secrets; and
•the terms of our product warranties or from product liability claims.
Risks Related to Laws and Regulations

Government actions and regulations, such as export restrictions, tariffs, and trade protection measures, may limit our ability to sell our products to certain customers or markets, or could otherwise restrict our ability to conduct operations.
International trade disputes, geopolitical tensions, and military conflicts have led, and continue to lead, to new and increasing export restrictions, trade barriers, tariffs, and other trade measures that can increase our manufacturing costs, make our products less competitive, reduce demand for our products, limit our ability to sell to certain customers or markets, limit our ability to procure, or increase our costs for, components or raw materials, impede or slow the movement of our goods across borders, impede our ability to perform R&D activities, or otherwise restrict our ability to conduct operations. Increasing protectionism, economic nationalism, and national security concerns may lead to further changes in trade policy, domestic sourcing initiatives, or other formal and informal measures that could make it more difficult to sell our products in, or restrict our access to, some markets and/or customers.
We cannot predict what actions may be taken with respect to export regulations, tariffs, or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. Further changes in trade policy, tariffs, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. For example, increasing geopolitical tensions could result in new export controls associated with products that support or enable AI Applications which could, in turn, restrict future sales of certain products to China or other markets. Such changes may also result in reputational harm to us, the development or adoption of technologies that compete with our products, long-term changes in global trade and technology supply chains, or negative impacts on our customers’ products which incorporate our solutions. Any of the effects described in this risk factor could have a material adverse effect on our business, results of operations, or financial condition.
The technology industry is subject to intense media, political, and regulatory scrutiny, which can increase our exposure to government investigations, legal actions, and penalties. Although we have policies, controls, and procedures designed to help ensure compliance with applicable laws, there can be no assurance that our employees, contractors, suppliers, or agents will not violate such laws or our policies. Violations of trade laws, restrictions, or regulations can result in fines; criminal sanctions against us or our officers, directors, or employees; prohibitions on the conduct of our business; and damage to our reputation.
We are subject to complex and rapidly changing import and export regulations of the countries in which we operate and/or sell which could limit our sales and decrease our profitability, and we may be subject to legal and regulatory consequences if we do not comply with applicable export control laws and regulations.
We are subject to the passage of and changes in the interpretation of regulation by U.S. and other government entities at the federal, state, and local levels and by non-U.S. agencies, including, but not limited to, the following:
•We are required to comply with import laws and export control and economic sanctions laws, which may affect our ability to enter into or complete transactions with certain customers, business partners, and other persons. In certain circumstances, export control and economic sanctions laws may prohibit the export of certain products, services, and technologies. We may be required to obtain an export license before exporting a controlled item, and granting of a required license cannot be assured. Compliance with the import laws that apply to our businesses may restrict our access to, and may increase the cost of obtaining, certain products and could interrupt our supply of imported inventory.
•Exported technologies, including, but not limited to, equipment necessary to develop and manufacture certain products are subject to U.S. export control laws and similar laws of other jurisdictions. We may be subject to adverse regulatory consequences, including government oversight of facilities and export transactions, monetary penalties, and other sanctions for any violations of these laws. In certain instances, these regulations may prohibit us from developing or manufacturing certain of our products for specific applications outside the United States. Failure to comply with any of these laws and regulations could result in civil and criminal, monetary, and nonmonetary penalties; disruptions to our business; limitations on our ability to import and export products and services; and damage to our reputation.
Obtaining export licenses can be difficult, time-consuming and require interpretation of complex regulations. Failure to obtain and/or retain export licenses for these shipments could significantly reduce our revenue and materially adversely affect our business, financial condition, results of operations and relationships with our customers.
Additionally, failure to comply with the various regulatory requirements could subject us to significant fines, suspension of export privileges or debarment. BIS has issued final rules that restrict access by Huawei to items produced domestically and abroad from certain U.S. technology, software, and equipment. These rules prevent us from selling certain products subject to the EAR to identified Huawei entities without a license issued by BIS.
In January 2025, we received an inquiry from BIS concerning past product sales to Huawei; we are cooperating with BIS’s inquiry and conducting an internal review of those sales to determine what products are subject to the EAR and consequently restricted for export, reexport, and transfer when Huawei is a party to the transaction. We have stopped shipping products to Huawei, and we are in discussions with BIS regarding past product sales. At this time, we cannot predict the outcome of these discussions; cannot determine an estimate or range of loss; and we may be required to incur significant penalties and/or costs or expense as a result of the inquiry and to comply with, or to remedy any violations of, these regulations.
We are subject to a variety of complex and evolving laws, regulations, or industry standards, including with respect to environmental, health, safety, and product considerations, which may have a material adverse effect on our business, results of operations, or financial condition.
The manufacture of our products requires the use of facilities, equipment, chemicals, and materials that are subject to a broad array of laws and regulations in numerous jurisdictions in which we operate. Additionally, we are subject to a variety of other laws and regulations relative to the maintenance and operations of our facilities. Any changes in laws, regulations, or industry standards could cause us to incur additional direct costs, as well as increased indirect costs related to our relationships with our customers and suppliers, and otherwise harm our operations and financial condition. Any failure to comply with laws, regulations, or industry standards could adversely impact our reputation and our financial results.
New and evolving environmental health, safety, and product considerations, including those related to greenhouse gas emissions and climate change, the purchase, use and disposal of regulated and/or hazardous chemicals, and the potential resulting environmental, health or safety impacts, may result in new laws, regulations, or industry standards that may affect us, our suppliers, and our customers. Such laws, regulations, or industry standards could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or both incurring additional compliance costs that are passed on to us. These costs may adversely impact our results of operations and financial condition.
New and evolving laws and regulations relating to cybersecurity, data privacy, and AI impose requirements for information confidentiality, integrity, availability, personal and proprietary data collection, storage, use, sharing, deletion, and AI solutions that must be safe, transparent, fair, secure, human-focused, and accountable. Such laws, standards, and market expectations could cause us to incur additional direct costs for compliance, as well as increased indirect costs resulting from our customers, suppliers, or partners reluctance to share information or solutions due to actual or perceived inadequate controls. These costs may adversely impact our operations and financial condition.
As a result of the considerations detailed in this risk factor, we could experience the following:
•suspension of production or sales of our products;
•limited supplies of chemicals or materials used to make our products;
•remediation costs;
•increased compliance costs;
•alteration of our manufacturing processes;
•regulatory penalties, fines, civil or criminal sanctions, and other legal liabilities; and
•reputational challenges.
Compliance with or our failure to comply with, laws, regulations, or industry standards could have a material adverse effect on our business, results of operations, or financial condition.
Our operations are subject to environmental, health and safety risks and requirements which could adversely affect our business, results of operations and reputation.
Our operations involve inherent environmental, health and safety risks, including those arising from the use or generation of certain hazardous materials in the development and manufacturing of our products. Such risks cannot be completely eliminated and human or environmental exposure to such hazardous materials may occur. Any such exposure could result in future third party claims against us, which could be time-consuming, costly and damaging to our business practices and reputation to litigate. Such exposures could also heighten regulatory scrutiny over our operations or require us to incur additional capital expenditures, either of which could have a material adverse impact on our business.
Additionally, our operations are subject to the requirements of federal, state and local environmental protection and occupational health and safety laws and regulations regulating issues such as the handling, use, storage and disposal of certain hazardous materials we use or generate. Environmental laws also impose obligations and liability for the cleanup of properties affected by hazardous substance spills or releases. The requirements of these laws and regulations are complex and we could become subject to potentially significant civil or criminal fines or penalties or liabilities arising from private rights of action if we fail to comply with any of these requirements. We have made and will continue to make substantial capital and other expenditures in order to comply with these laws and regulations. If any governmental authorities were to impose new environmental regulations requiring compliance in addition to that required by existing regulations or alter their interpretation of the requirements of such existing regulations, we may be subject to additional, and possibly substantial, costs, restrictions, or compliance procedures, which could materially and adversely impact our liquidity and results of operations.

Tax-related matters could have a material adverse effect on our business, results of operations, or financial condition.
We are subject to income taxes in the United States and many foreign jurisdictions. Our provision for income taxes and cash tax liabilities in the future could be adversely affected by numerous factors, including changes in the geographic mix of our earnings among jurisdictions, challenges by tax authorities to our tax positions and intercompany transfer pricing arrangements, failure to meet performance obligations with respect to tax incentive agreements, expanding our operations in various countries, fluctuations in foreign currency exchange rates, adverse resolution of audits and examinations of previously filed tax returns, and changes in tax laws and regulations.
Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. Further changes in the tax laws of foreign jurisdictions could arise as a result of the base erosion and profit shifting project, including Pillar Two Model Rules (“Pillar Two”), undertaken by the Organization for Economic Co-operation and Development (“OECD”). Nearly all European Union member states have enacted the Pillar Two legislation.
Risks Related to Capitalization and Financial Markets
Foreign currency risk may negatively affect our revenues, cost of sales, and operating margins, and could result in foreign exchange losses.
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
As of June 30, 2025, we had approximately $3.7 billion of outstanding indebtedness on a consolidated basis, including under (i) our $850 million senior secured term loan A facility (the “Term A Facility”), (ii) our $2.8 billion senior secured term loan B facility (the “Term Loan B Facility”, and together with the Term A Facility, the “Senior Credit Facilities”) and (iii) our $990 million 5.000% senior notes due 2029 (the “2029 Notes”). Additionally, we have $315 million of undrawn capacity under our senior secured revolving credit facility (the “Revolving Credit Facility”). We may also incur additional indebtedness in the future by entering into new financing arrangements. Our indebtedness could have important consequences for us, including:
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
The trading price of our common stock has been, and may continue to be, volatile.
Our common stock has experienced substantial price volatility in the past and may continue to do so in the future. Additionally, we, the technology industry, and the stock market as a whole have on occasion experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to the specific operating performance of individual companies. The trading price of our common stock may fluctuate widely due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results, changes in financial forecasts or estimates by us or financial or other market estimates and ratings by securities and other analysts, changes in our capital structure, including issuance of additional debt or equity to the public, interest rate changes, regulatory changes, news regarding our products or products of our competitors, and broad market and industry fluctuations.
For these reasons, investors should not rely on recent or historical trends to predict future trading prices of our common stock, financial condition, results of operations, or cash flows. Investors in our common stock may not realize any return on their investment in us and may lose some or all of their investment. Volatility in the trading price of our common stock could also result in the filing of securities class action litigation matters, which could result in substantial costs and the diversion of management time and resources.
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
Our Series B Preferred Stock has voting rights, allowing holders to vote as one class with our common stock on an as-converted basis, subject to limited exceptions. As a result, the holders of Series B Preferred Stock have the ability to significantly influence the outcome of any matter submitted for the vote of the holders of our common stock. Holders of Series B Preferred Stock are entitled to act separately in their own respective interests with respect to their ownership interests in us and have the ability to substantially influence all matters that require approval by our shareholders, including the approval of significant corporate transactions. Additionally, we may not undertake certain actions without the prior written approval of the holders of a majority of the issued and outstanding shares of Series B Preferred Stock, voting separately from our common stock. Subject to certain exceptions, we must not: (1) alter or change the rights, preferences or privileges of our Series B Preferred Stock or amend, modify or supplement any provision of our organizational documents in a manner that adversely affects the rights, powers, preferences or privileges of our Series B Preferred Stock; (2) authorize or issue any senior stock (or securities convertible into senior stock), or amend or alter our articles of incorporation to increase the number of authorized or issued shares of our Series B Preferred Stock; (3) decrease the number of authorized shares of our Series B Preferred Stock (other than as permitted pursuant to a conversion, redemption or repurchase by us thereof); (4) issue any shares of our Series B Preferred Stock (other than pursuant to the amended and restated invested agreement, entered into on March 30, 2021, by and between Bain Capital Private Equity, LP (“BCPE”) and us (the “Investment Agreement”)); and (5) effect any voluntary deregistration or delisting with the NYSE of our common stock.
Furthermore, we may not, unless holders of Series B Preferred Stock otherwise consent in writing (or if such action is taken with respect to a Permitted Issuance (as defined in the Investment Agreement)), so long as BCPE owns at least 5% of the number of shares of Series B Preferred Stock that it held immediately following the issuance and sale of the Series B-2 Preferred Stock upon completion of our acquisition of Coherent, Inc., (i) authorize or issue any parity stock and (ii) pay any cash dividend on our common stock (other than ordinary dividends). We also may not, unless BCPE otherwise consents in writing (or if such action is taken with respect to a Permitted Issuance (as defined in the Investment Agreement)), so long as it owns at least 25% of the number of shares of Series B Preferred Stock that it held immediately following the issuance and sale of the Series B-2 Preferred Stock upon completion of our acquisition of Coherent, Inc., redeem, repurchase or otherwise acquire (or make or declare any dividend or distribution in respect of) any junior stock (subject to certain exceptions, including, among other things, ordinary dividends, non-cash dividends or other distributions paid pro rata to all holders of our common stock and, if applicable, holders of Series B Preferred Stock, repurchases of junior stock of up to $100 million on an aggregate annual basis and dividends on junior stock in kind or in the form of other junior securities or securities convertible into or exchange for such junior securities). Moreover, under the terms of the Investment Agreement, following the closing of the initial investment and for so long as BCPE beneficially owns shares of Series B Preferred Stock (or shares of our common stock issued upon the conversion thereof) that represent, in the aggregate and on an as-converted basis, at least 25% of the number of shares of Series B Preferred Stock that it held immediately following the completion of the issuance and sale of the Series B-2 Preferred Stock upon completion of our acquisition of Coherent, Inc., BCPE will have the right to nominate one designee and to designate one observer to the our Board of Directors. Circumstances may occur in which the interests of BCPE could conflict with the interests of holders of other outstanding capital stock, including our common stock.

Item 1B.    UNRESOLVED STAFF COMMENTS
None.
Item 1C.    CYBERSECURITY
Risk Management and Strategy
We have established policies and processes for assessing, identifying, and managing material risk from cybersecurity threats and have integrated these processes into our overall risk management systems and processes. We have aligned our cybersecurity program with recognized security frameworks such as NIST-CSF (National Institute of Standard and Technologies – Cybersecurity Framework). We routinely assess material risks from cybersecurity threats, including any potential unauthorized occurrence on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of our information systems or any information residing therein.
We maintain a risk based approach to identify cybersecurity threats, and conduct assessments to determine if our information systems are vulnerable to such cybersecurity threats. This includes identification of reasonably foreseeable internal and external risks, the likelihood and potential damage that could result from such risks, and the sufficiency of existing policies, procedures, systems, and safeguards in place to manage such risks.
We maintain reasonable safeguards to minimize identified risks; reasonably address any identified gaps in existing safeguards; and regularly monitor the effectiveness of our safeguards. We devote significant resources and designate high-level personnel, including our Chief Information Officer and Global Head of Cybersecurity, to manage the risk mitigation process.
We have implemented technical solutions that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality, and access controls. We regularly evaluate, monitor, and improve these solutions. As part of our overall risk management system, we monitor and test our safeguards and train our employees on these safeguards, in collaboration with human resources, information technology, legal, compliance and ethics and management. Personnel at all levels and departments are made aware of our cybersecurity policies through periodic trainings.
We periodically engage consultants, auditors, or other third parties. These service providers assist us to design, implement or assess our cybersecurity policies and procedures, as well as to monitor and test our safeguards. We work with our third-party suppliers and service providers to address the use of appropriate security measures in connection with their work with us.
Like any other technology company operating in today’s environment, we have experienced cybersecurity incidents in the past and may experience them in the future. However, we have not experienced any cybersecurity incidents that have been determined to be material. For additional information regarding risks from cybersecurity threats, and their effect on our company, including our business strategy, results of operations, or financial condition, please refer to “Item 1A. Risk Factors – Risks Related to Our Business, Operations, and Industry – Cybersecurity attacks and incidents and other vulnerabilities could subject us to costly damages, claims and expenses, harm to our reputation or competitive position, or disrupt our operations and business.”
Governance
One of the key functions of our Board of Directors is informed oversight of our risk management process, including risks from cyber security threats. Our Board of Directors is responsible for monitoring and assessing strategic risk exposure, and our executive officers are responsible for the day-to-day management of the material risks we face. Our Board of Directors administers its cybersecurity risk oversight function through the Nominating and Corporate Governance (“NCG”) Committee.
The NCG Committee is briefed quarterly by management on, among other things, our company’s cybersecurity risks and activities, including any recent cybersecurity incidents and related responses, cybersecurity systems testing, activities of third parties, and the like. The NCG Committee provides regular updates to the Board of Directors on such reports.
Our Chief Information Officer and Global Head of Cybersecurity have combined relevant experience of more than 45 years, including over 20 years in cybersecurity, and they oversee our cyber security policies and processes, including those described in “Risk Management and Strategy” above. Our Global Head of Cybersecurity monitors and keeps informed about prevention, detection, mitigation, and remediation efforts through regular communication and reporting from our cybersecurity team, and through the use of technological tools and software and results from third party assessments.

Item 2.        PROPERTIES
Information regarding our principal U.S. properties at June 30, 2025, is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Approximate Square Footage	Ownership
Sherman, TX	Manufacturing	Materials	700,000	Owned
Easton, PA	Manufacturing and Research and Development	Materials	281,000	Leased
Saxonburg, PA	Manufacturing and Research and Development	Materials	235,000	Owned and Leased
Santa Clara, CA	Manufacturing, Research and Development and Administration	Lasers	199,993	Owned
Newark, DE	Manufacturing and Research and Development	Materials	135,000	Leased
Fremont, CA	Manufacturing and Research and Development	Materials	121,556	Leased
Murrieta, CA	Manufacturing and Research and Development	Materials	108,000	Leased
Information regarding our principal foreign properties at June 30, 2025, is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Approximate Square Footage	Ownership
China	Manufacturing, Research and Development, and Distribution	Materials and Networking	3,310,650	Owned and Leased
Germany	Manufacturing, Research and Development	Lasers	892,000	Owned and Leased
Malaysia	Manufacturing, Research and Development	Networking	889,205	Owned
Vietnam	Manufacturing	Materials and Networking	719,000	Owned and Leased
Philippines	Manufacturing	Materials	426,240	Leased
United Kingdom	Manufacturing, Research and Development	Lasers and Networking	187,568	Owned and Leased
Germany	Manufacturing and Distribution	Materials and Networking	137,700	Owned and Leased
Finland	Manufacturing	Lasers	122,106	Leased
Switzerland	Manufacturing, Research and Development, and Distribution	Materials	112,000	Leased
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

PART II
Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “COHR”, beginning February 23, 2023 when the Company voluntarily transferred the listing of its common stock from the NASDAQ Global Select Market to the NYSE. As of August 11, 2025, there were approximately 790 holders of record of our common stock. The Company historically has not paid cash dividends on its common stock and does not presently anticipate paying cash dividends on its common stock in the future.
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
Dividends on the Company’s Series B Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee of our Board of Directors, at an annual rate of 5%, subject to increase if Coherent defaults on its payment obligation with respect to these shares, not to exceed 14% per annum. Until the fourth anniversary of the issuance of the Series B Convertible Preferred Stock, dividends are payable solely in-kind. After the fourth anniversary, dividends are payable, at the Company’s option, in cash, in-kind or as a combination of both. Dividends of $11 million on our Series B-1 Convertible Preferred Stock were paid in cash in the fourth quarter of fiscal 2025.
ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not repurchase any shares of its common stock during the fiscal year ended June 30, 2025, and no stock repurchase program was in effect during the period.
PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on the Company’s common stock with the cumulative total shareholder return of the Russell 1000 Index and with a peer group of companies constructed by the Company for the period from June 30, 2020, through June 30, 2025. The Company’s current fiscal year peer group includes IPG Photonics Corp., Wolfspeed Inc., Lumentum Holdings, Inc., Corning, Inc., MKS Instruments, Inc., and Honeywell International, Inc.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Coherent Corp., the Russell 1000 Index,
and a Peer Group
$250
$200
$150
$100
$50
$0
6/20
6/21
6/22
6/23
6/24
6/25
Coherent Corp.
Russell 1000
Peer Group

*$100 invested on 6/30/20 in stock or index, including reinvestment of dividends.
Fiscal year ending June 30.

Item 6.        [RESERVED]
Item 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of Coherent’s financial statements with a narrative from the perspective of management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included under Item 8 of this annual report. Coherent’s MD&A is presented in the following sections:
•Overview
•Trends and Other Matters Affecting our Business
•Critical Accounting Policies and Estimates
•Fiscal Year 2025 Compared to Fiscal Year 2024
•Fiscal Year 2024 Compared to Fiscal Year 2023
•Liquidity and Capital Resources
•Off Balance Sheet Arrangements
Forward-looking statements in Item 7 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to Item 1A for discussion of these risks and uncertainties).
Overview
For an overview of our business, see Part I - Item 1. Business - General Description of Business of this Annual Report on Form 10-K for further information.
Trends and Other Matters Affecting our Business
Industry Conditions
Throughout fiscal 2025, we experienced stronger demand in our Communications market. The increase in the number of hyperscale and other cloud customers building AI datacenters and in the number and size of their AI datacenter buildouts drove demand for our datacenter transceivers. Strong demand for our new ZR/ZR+ transceiver products along with growing demand for traditional telecom transport products drove increased volumes for our telecom and other communications solutions.
Additionally, within our Industrial market, we were able to grow our industrial lasers products and services revenue in the face of relatively weak overall industrial end demand. Our revenue growth in these portions of the Industrial market is a result of our focus on higher demand applications within the Industrial market, including display and semiconductor capital equipment.
Restructuring Plans
2023 Plan
On May 23, 2023, the Board of Directors approved the 2023 Plan which includes site consolidations, facilities moves and closures, as well as the relocation and requalification of certain manufacturing facilities. These restructuring actions were intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model.
In fiscal 2025, these activities resulted in charges of $53 million, primarily for impairment losses associated with the sale of our Newton Aycliffe business, impairment of right-of-use (“ROU”) assets, employee termination costs, site move costs and accelerated depreciation. In fiscal 2024, these activities resulted in charges of $27 million, primarily for accelerated depreciation, the write-off of property and equipment, and site move costs. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination costs, and the write-off of property and equipment, net of $65 million from reimbursement arrangements. See Note 20. Restructuring Plans to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
2025 Plan
Commencing in the quarter ended March 31, 2025, and as part of the ongoing strategic review of the Company’s business, the Company’s management approved the 2025 Plan to take a number of restructuring actions, including site consolidations, facilities moves and closures, workforce reductions, contract terminations, and certain other associated cost reductions.
In fiscal 2025, these activities resulted in $107 million of charges primarily for the write-off of property and equipment and ROU assets, employee and contract termination costs. We expect the restructuring actions to be substantially completed by the end of fiscal 2026. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Synergy and Site Consolidation Plan
On May 20, 2023, the Company announced that it had accelerated some of the actions planned as part of its multi-year synergy and site consolidation efforts following the acquisition of Coherent, Inc., including site consolidations and relocations to lower cost sites. These relocations and other actions resulted in the Company achieving its previously announced $250 million synergy plan, which included savings from supply chain management, internal supply of enabling materials and components, operational efficiencies in all functions due to scale, global functional model efficiencies and consolidation of corporate costs. In fiscal 2025, the acceleration of these activities resulted in $17 million of charges primarily for overlapping labor related to transition of manufacturing operations to other sites, shut down costs and employee termination costs. In fiscal 2024, the acceleration of these activities resulted in $40 million of charges primarily for overlapping labor related to transition of manufacturing operations to other sites, shut down costs for sites being exited, accelerated depreciation and employee termination costs. In fiscal 2023, the acceleration of these activities resulted in $20 million in charges primarily for employee termination costs, the write-off of inventory for products that have been exited and shut down costs.
Impairment of Assets Held-for-Sale
In the fourth quarter of fiscal 2025, management entered into non-binding agreements to sell several entities. As a result of classifying these entities as held-for-sale, we recorded non-cash impairment charges of $85 million to Impairment of assets held-for-sale in our Consolidated Statements of Earnings (Loss) in the fourth quarter of fiscal 2025 to reduce our carrying value in these entities to fair value. See Note 21. Assets Held-for-Sale to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
Macroeconomic Conditions - Tariffs
In early 2025, the United States implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries, and these new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. As of June 2025, certain tariffs and retaliatory tariffs have been delayed, but a number of the new tariffs remain in effect, including significant tariffs and trade sanctions between the United States and China. China has also restricted the export of certain rare earth minerals which are used in our products.
These tariffs, trade sanctions, and/or restrictions on the export of certain rare earth minerals which are used in our products did not have a material impact on our business, financial condition, operational results and/or cash flows in fiscal 2025 nor do we expect them to have a material impact on our business, financial condition, operational results and/or cash flows in fiscal 2026.
As a global company with a substantial and diversified manufacturing footprint our diverse manufacturing footprint provides us with some insulation against these tariffs, trade sanctions, and other geopolitical challenges. Our geographically diverse supply chain combined with the internal production of many of our most critical technology in-feeds provides adaptability and optionality that benefits our customers. As the tariff, trade sanctions, and export restrictions become more clear, we expect these attributes will enable us to find opportunities to moderate their impact. However, we are in a dynamic geopolitical environment, and we are not immune to any sustained disruption in global trade conditions which may create future headwinds for the Company and could result in revenue reduction, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, operational results and cash flows.
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

Goodwill
We test goodwill for impairment annually, and when events or changes in circumstances indicate that goodwill might be impaired. The determination of whether goodwill is impaired requires us to make judgments based on long-term projections of future performance. Estimates of fair value are based on our projection of revenues, operating costs and cash flows of each reporting unit, considering historical and anticipated results and general economic and market conditions and their projections. For fiscal year 2025, we performed a quantitative assessment. The fair values of the reporting units were determined using a discounted cash flow analysis with projected financial information based on our most recently completed long-term strategic planning processes and also considers the current financial performance compared to our prior projections of the reporting units, as well as a market analysis. Determination of the fair value requires discretion and the use of estimates by management. If actual results are not consistent with management’s estimates and assumptions, a material goodwill impairment charge could occur, which could have a material adverse effect on our consolidated financial statements.
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
The OECD, a global policy forum, introduced a framework to implement a global minimum tax of 15% which would apply to multinational corporations, referred to as Pillar Two. Nearly all OECD member jurisdictions have agreed in principle to adopt these provisions and numerous jurisdictions have enacted legislation, including jurisdictions where the Company operates, with a subset of the rules becoming effective for our fiscal year beginning on July 1, 2024, and the remaining rules becoming effective for our fiscal year beginning on July 1, 2025, or in later periods. The Company is continuing to analyze the Pillar Two rules as countries implement additional legislation. Implementation of the OECD proposal may have a material impact on the Company's Consolidated Financial Statements in the future.
Fiscal Year 2025 Compared to Fiscal Year 2024
The Company reports its financial results in the following three designated segments: (i) Networking, (ii) Materials, and (iii) Lasers.

The following table sets forth select items from our Consolidated Statements of Earnings (Loss) for the years ended June 30, 2025 and 2024 ($ in millions except per share information) (1):

	Year Ended June 30, 2025		Year Ended June 30, 2024
		% of Revenues		% of Revenues
Total revenues	$5,810	100%	$4,708	100%
Cost of goods sold	3,767	65	3,252	69
Gross margin	2,043	35	1,456	31
Operating expenses:
Research and development	582	10	479	10
Selling, general and administrative	926	16	854	18
Restructuring charges	160	3	27	1
Impairment of assets held-for-sale	85	1	—	—
Interest and other, net	196	3	244	5
Earnings (loss) before income taxes	94	2	(148)	(3)
Income tax expense	64	1	11	—
Net earnings (loss)	30	1	(159)	(3)
Net loss attributable to noncontrolling interests	(19)	—	(3)	—
Net earnings (loss) attributable to Coherent Corp.	$49	1%	$(156)	(3)%

Diluted earnings (loss) per share	$(0.52)		$(1.84)
(1) Some amounts may not add due to rounding.
Consolidated
Revenues. Revenues for the year ended June 30, 2025 increased 23% to $5,810 million, compared to $4,708 million for the prior fiscal year.
Revenues increased $1,162 million, or 51%, in the communications market, with increases in datacom driven primarily by ongoing strong AI datacenter demand and growth in our telecom revenue due to higher demand in the data center interconnect and the telecom transport markets. In our remaining markets, revenue decreased $60 million, or 2%. Within these markets, revenue growth in display capital equipment and in semiconductor capital equipment volumes was more than offset by soft demand due to the macroeconomic environment in broad-based industrial end markets, including decreases in demand in our Silicon Carbide business, which was consistent with softer end market demand in the automotive market.
From a segment perspective, Networking revenues increased $1,126 million year-over-year, due to strong AI datacenter demand in our communications market and the growth in telecom. Lasers revenue increased $40 million year-over-year reflecting higher volumes of annealing lasers in our display capital equipment market partially offset by continued soft demand in precision manufacturing. Materials decreased $63 million year-over-year, primarily due to softness in the Silicon Carbide business.
Gross margin. Gross margin for the year ended June 30, 2025 was $2,043 million, or 35%, of total revenues, compared to $1,456 million, or 31% of total revenues, for fiscal 2024, an increase of 424 basis points. The increase as a percent of revenue for fiscal 2025 was primarily due to higher revenue volume particularly in the communications market in the Networking segment, improvements in both pricing optimization and cost reductions, partially offset by unfavorable mix and foreign exchange impacts. Cost reductions included both lower manufacturing costs and improvements in manufacturing yields.
Research and development. Research and development (“R&D”) expenses for the fiscal year ended June 30, 2025 were $582 million, or 10% of revenues, compared to $479 million, or 10% of revenues, last fiscal year. The increase of $103 million for fiscal 2025 was primarily related to continued investment in our product portfolios, particularly in datacom. We continue to focus on investing our R&D in those projects with the highest return-on-investment.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2025 were $926 million, or 16% of revenues, compared to $854 million, or 18% of revenues, last fiscal year. The decrease in SG&A as a percentage of revenue for fiscal 2025 compared to fiscal 2024 was primarily the result of higher sales volumes and lower executive transition costs partially offset by the impact of higher variable and share-based compensation.

Restructuring charges. Restructuring charges for the year ended June 30, 2025 were $160 million, or 3% of revenues. The restructuring charges consisted primarily of asset write-offs, employee termination costs, move costs, contract termination costs and accelerated depreciation due to the consolidation and closure of certain manufacturing sites as well as impairment losses associated with the sale of our Newton Aycliffe business. Restructuring charges related to our 2023 Restructuring Plan for the year ended June 30, 2024 were $27 million, or 1% of revenues, and consisted primarily of severance, accelerated depreciation, equipment write-offs and move costs due to the consolidation of certain manufacturing sites. See Note 20. Restructuring Plans to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
Impairment of assets held-for-sale. Impairment of assets held-for-sale for the year ended June 30, 2025 were $85 million, or 1% of revenues and represented non-cash impairment charges to reduce our carrying value in entities held-for-sale at June 30, 2025 to fair value. See Note 21. Assets Held-for-Sale to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
Interest and other, net. Interest and other, net for the year ended June 30, 2025 was expense of $196 million compared to expense of $244 million last fiscal year, a decrease of $48 million. Included in Interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, interest and dividend income on excess cash balances and income from an insurance settlement. The decrease of $48 million in comparison to fiscal 2024 was driven by driven by $45 million lower interest expense, $8 million higher interest income and $8 million higher income from insurance settlements partially offset by $19 million higher foreign exchange net losses. The $45 million lower interest expense was primarily due to lower interest expense on our New Term B Loans resulting from lower balances and lower interest rates partially offset by lower interest expense benefit from our interest rate cap and swap. The $8 million higher interest and dividend income is primarily due to increases in interest rates earned on investments as well as the increase in average restricted cash balances due to the timing of receipt from our investment in Silicon Carbide LLC in the second quarter of fiscal 2024. The $19 million higher foreign exchange net losses were primarily due to higher volatility of exchange rates, particularly the Euro, during fiscal 2025 in addition to the cessation of our balance sheet hedging program at the end of September 2024.
Income taxes. Our effective income tax rate for fiscal 2025 was 68%, compared to an effective tax rate of (8)% last fiscal year. The difference between our effective tax rate and the U.S. statutory rate of 21% was due to tax rate differentials between U.S. and foreign jurisdictions. The fiscal 2025 rate was impacted by the classification of assets held for sale and an increase in the U.S. valuation allowance.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the year ended June 30, 2025 was $19 million, compared to $3 million last fiscal year and represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC. See Note 11. Noncontrolling Interests to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
Segment Reporting
Revenues and segment profit for our reportable segments are discussed below. During the first quarter of fiscal 2025 as a result of a new CEO joining the Company in the fourth quarter of fiscal 2024, our Chief Operating Decision Maker (“CODM”) implemented changes in the measure he uses to allocate resources and assess performance. Our CODM now evaluates each segment’s performance and allocates resources based on segment revenue and segment profit, instead of operating income, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, direct sales, marketing and administrative expenses. Segment profit does not include share-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring charges, impairment charges on assets held-for-sale, and certain other charges. Additionally, effective the first quarter of fiscal 2025, we no longer allocate Corporate strategic research and development, strategic marketing and sales expenses and shared general and administrative expenses, as these expenses are not directly attributable to our operating segments. Management believes segment profit to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 14. Segment and Geographic Reporting to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information on the Company’s reportable segments and for the reconciliation of the Company’s segment profit to earnings (loss) before income taxes, which is incorporated herein by reference.
Comparative prior year segment information has been recast to conform to the new segment profitability measure. The change in our operating segment measure had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.

Networking ($ in millions)

	Year Ended June 30,		% Increase
	2025	2024
Revenues	$3,421	$2,296	49%
Segment profit	$644	$354	82%
Revenues for the year ended June 30, 2025 for Networking increased 49% to $3,421 million, compared to $2,296 million for last fiscal year. The increase in revenues of $1,125 million during fiscal 2025 was primarily due to increased AI datacenter related revenue in our communications market resulting from increased volumes in the datacom vertical and growth in the telecom vertical due to increased demand in data center interconnect and the telecom transport market.
Segment profit for the year ended June 30, 2025 for Networking increased 82% to $644 million, compared to segment profit of $354 million last fiscal year. The increase in segment profit for fiscal 2025 was driven by $1,125 million higher revenues partially offset by higher R&D investments in our product portfolio.
Materials ($ in millions)

	Year Ended June 30,		% Increase (Decrease)
	2025	2024
Revenues	$954	$1,017	(6)%
Segment profit	$355	$297	19%
Revenues for the fiscal year ended June 30, 2025 for Materials decreased 6% to $954 million, compared to revenues of $1,017 million last fiscal year. The decrease in revenues during the current fiscal year was primarily related to decreases of $71 million in the electronics market primarily due to weak automotive and Silicon Carbide end market demand and $29 million in the industrial market due to macroeconomic conditions, partially offset by $33 million higher volumes in the datacom vertical within the communications market.
Segment profit for the fiscal year ended June 30, 2025 for Materials increased 19%, with segment profit of $355 million in the current year, compared to segment profit of $297 million last fiscal year. The increase in segment profit during the current fiscal year was primarily driven by favorable product mix, improvements in pricing optimization and lower manufacturing costs, partially offset by higher R&D investments in our product portfolio and higher variable compensation.
Lasers ($ in millions)

	Year Ended June 30,		% Increase
	2025	2024
Revenues	$1,435	$1,395	3%
Segment profit	$317	$207	53%
Revenues for the fiscal year ended June 30, 2025 for Lasers increased 3% to $1,435 million, compared to revenues of $1,395 million last fiscal year. The increase was primarily related to $73 million higher shipments of laser systems in our display capital equipment market partially offset by lower precision manufacturing shipments.
Segment profit for the fiscal year ended June 30, 2025 for Lasers increased 53%, with segment profit of $317 million in the current year, compared to segment profit of $207 million last fiscal year. The higher segment profit was driven by favorable product mix, higher revenue volumes, improvements in pricing optimization and lower manufacturing costs and SG&A expenses.

Fiscal Year 2024 Compared to Fiscal Year 2023
The following table sets forth select items from our Consolidated Statements of Earnings (Loss) for the years ended June 30, 2024 and 2023 ($ in millions except per share information) (1):

	Year Ended		Year Ended
	June 30, 2024		June 30, 2023
		% of Revenues		% of Revenues
Total revenues	$4,708	100%	$5,160	100%
Cost of goods sold	3,252	69	3,542	69
Gross margin	1,456	31	1,618	31
Operating expenses:
Research and development	479	10	500	10
Selling, general and administrative	854	18	1,037	20
Restructuring charges	27	1	119	2
Interest and other, net	244	5	318	6
Loss before income taxes	(148)	(3)	(356)	(7)
Income tax expense (benefit)	11	—	(96)	(2)
Net loss	(159)	(3)	(259)	(5)
Net loss attributable to noncontrolling interests	(3)	—	—	—
Net loss attributable to Coherent Corp.	$(156)	(3)%	$(259)	(5)%

Diluted loss per share	$(1.84)		$(2.93)
(1) Some amounts may not add due to rounding.
Consolidated
Revenues. Revenues for the year ended June 30, 2024 decreased 9% to $4,708 million, compared to $5,160 million for fiscal 2023.
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
From a segment perspective, Materials decreased $333 million from fiscal 2023, primarily due to lower demand for sensing products and other consumer applications in the consumer electronics vertical within the electronics market for the reasons discussed above. Networking revenues decreased $45 million from fiscal 2023, with decreases from the telecom vertical partially offset by increases in the datacom vertical, both in our communications market, for the reasons discussed above. Lasers revenue decreased $74 million from fiscal 2023 due to lower demand in the life sciences vertical in the instrumentation market and to lower demand in the precision manufacturing and semiconductor and display capital equipment verticals in the industrial end market.
Gross margin. Gross margin for the year ended June 30, 2024 was $1,456 million, or 31%, of total revenues, compared to $1,618 million, or 31% of total revenues, for fiscal 2023, a slight decrease of 43 basis points. During fiscal 2023, the Company recorded $158 million in Cost of goods sold related to the fair value adjustment on acquired inventory from the acquisition of Coherent, Inc. (“Merger”). Gross margin, excluding the fair value adjustment on acquired inventory, decreased 349 basis points for fiscal 2024 compared to fiscal 2023 primarily due to lower revenues, less favorable sales mix especially in the datacom vertical in the communications market, underutilized operating capacity in several plants, shut down costs related to site consolidations, lower yields in the datacom vertical, higher costs related to product lines that are being exited, higher inventory provisions and the unfavorable foreign exchange rates.
Research and development. R&D expenses for the fiscal year ended June 30, 2024 were $479 million, or 10% of revenues, compared to $500 million, or 10% of revenues, for fiscal 2023. The decrease of $21 million for fiscal 2024 is due to all three segments and was driven by lower costs due to the consolidation of sites and our efforts to control costs. The R&D expenses are primarily related to our continued investment in new products and platform technologies in an effort to accelerate our organic growth across all of our businesses, including significant investments in datacom transceivers for AI, indium phosphide and gallium arsenide semiconductor lasers, silicon carbide materials, and lasers for display processing, semiconductor capital equipment, and instrumentation.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2024 were $854 million, or 18% of revenues, compared to $1,037 million, or 20% of revenues, for fiscal 2023. The decrease in SG&A as a percentage of revenue for fiscal 2024 compared to fiscal 2023 was primarily the result of lower amortization expense of $117 million resulting from (1) the Merger, as backlog intangibles were fully amortized in fiscal 2023, (2) lower amortization for tradenames impaired in the fourth quarter of fiscal 2023, and (3) $31 million charges for impairment of certain tradename and customer list intangibles assets in fiscal 2023. In addition, SG&A decreased due to lower charges related to the Merger, including $39 million lower transaction fees and financing, and lower one-time expense of $18 million related to share-based compensation resulting from the Merger, as well as lower costs due to the consolidation of sites and our efforts to control costs, partially offset by the impact of lower revenues.
Restructuring Charges. Restructuring charges related to our 2023 Plan for the year ended June 30, 2024 were $27 million, or 1% of revenues, and consist primarily of accelerated depreciation, equipment write-offs and move costs due to the consolidation of certain manufacturing sites. Restructuring charges related to our 2023 Plan for the year ended June 30, 2023 were $119 million, or 2% of revenues, and consisted of severance and equipment write-offs, net of reimbursements, due to the consolidation of certain manufacturing sites. See Note 20. Restructuring Plans to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
Interest and other, net. Interest and other, net for the year ended June 30, 2024 was expense of $244 million compared to expense of $318 million for fiscal 2023, a decrease of $75 million. Included in Interest and other, net, were interest expense on borrowings, Merger financing fees (fiscal 2023), foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, and interest income on excess cash balances. The decrease of $75 million in comparison to fiscal 2023 was driven by driven by $39 million incremental interest and dividend income due to increases in interest and dividend rates earned on investments, as well as the increase in restricted cash balances and $35 million incurred in the prior year related to financing of the Merger. In addition, interest expense increased $2 million due to higher interest rates on our Term facilities, net of higher benefit from our interest rate cap and swap.
Income taxes. Our effective income tax rate for fiscal 2024 was (8)%, compared to an effective tax rate of 27% for fiscal 2023. The difference between our effective tax rate and the U.S. statutory rate of 21% was due to the establishment of a valuation allowance related to certain US deferred tax assets.
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
Segment Reporting
For a discussion of revenues and segment profit measures, refer to our disclosure under “Segment Reporting” within “Fiscal Year 2025 Compared to Fiscal Year 2024” above.
Comparative prior year segment information has been recast to conform to the new segment profitability measure. The change in our operating segment measure had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.
Networking ($ in millions)

	Year Ended June 30,		% Decrease
	2024	2023
Revenues	$2,296	$2,341	(2)%
Segment profit	$354	$465	(24)%
Revenues for the year ended June 30, 2024 for Networking decreased 2% to $2,296 million, compared to $2,341 million for fiscal year 2023. The decrease in revenues of $45 million during fiscal 2024 was primarily due to decreased volumes year-over-year in the telecom vertical as our communications service provider customers continue to work down their inventory levels with reduced capital spending, partially offset by increases in the datacom vertical driven by increased AI-related datacom transceivers shipments, both within the communications market.

Segment profit for the year ended June 30, 2024 for Networking decreased 24% to $354 million, compared to segment profit of $465 million for fiscal year 2023. The decrease in segment profit for fiscal 2024 was driven by $45 million lower revenues and lower margin percentage. The margin percentage was lower than fiscal 2023 due to less favorable sales mix in the datacom vertical, the impact of fixed manufacturing costs as a percentage of revenues on lower revenues in the telecom vertical, lower yields in the datacom vertical and higher inventory provisions related to products that are being exited.
Materials ($ in millions)

	Year Ended June 30,		% Decrease
	2024	2023
Revenues	$1,017	$1,350	(25)%
Segment profit	$297	$392	(24)%
Revenues for the fiscal year ended June 30, 2024 for Materials decreased 25% to $1,017 million, compared to revenues of $1,350 million for fiscal year 2023. The decrease in revenues during fiscal 2024 was primarily related to a decrease of $265 million in the electronics market mostly due to lower volumes in our consumer electronics vertical largely due to a design change implemented by a significant electronics customer, partially offset by higher shipments in our automotive vertical driven by electric vehicles, as well as decreases in shipments to a lesser extent derived from macroeconomic conditions in our precision manufacturing and semiconductor capital equipment verticals in the industrial market.
Segment profit for the fiscal year ended June 30, 2024 for Materials decreased 24%, with segment profit of $297 million in fiscal 2023, compared to segment profit of $392 million for fiscal year 2023. The decrease in segment profit during fiscal 2024 was driven by $333 million lower revenues and higher costs for sites being shutdown.
Lasers ($ in millions)

	Year Ended June 30,		% Decrease
	2024	2023
Revenues	$1,395	$1,469	(5)%
Segment profit	$207	$271	(24)%
Revenues for the fiscal year ended June 30, 2024 for Lasers decreased 5% to $1,395 million, compared to revenues of $1,469 million for fiscal 2023. The decrease was primarily due to $56 million lower shipments to the instrumentation market, primarily in the life sciences vertical where we saw continued inventory digestion by our customers, and an $18 million drop in the industrial market as a result of lower volumes in our precision manufacturing and display capital equipment verticals due to macroeconomic conditions, partially offset by higher volumes in our semiconductor capital equipment display vertical.
Segment profit for the fiscal year ended June 30, 2024 for Lasers decreased 24%, with segment profit of $206.8 million in the current year, compared to segment profit of $270.6 million for fiscal 2023. The lower segment profit was driven by lower revenues and lower gross margin percentage, due to less favorable mix within the industrial and instrumentation markets, the unfavorable impact of fixed manufacturing costs with lower revenues and higher inventory provisions.
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

Sources (uses) of cash (in millions):

Year Ended June 30,	2025	2024	2023
Net cash provided by operating activities	$634	$546	$634
Net proceeds from debt and equity issuances, including noncontrolling interest holders	—	968	1,358
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	50	42	24
Proceeds from long-term borrowings and revolving credit facilities	54	19	3,715
Proceeds from the sale of business	27	—	—
Payments on Convertible Debt and Finisar Notes	—	—	(4)
Cash paid for dividends	(11)	—	(28)
Debt issuance costs	—	—	(127)
Purchases of businesses, net of cash acquired	—	—	(5,489)
Effect of exchange rate changes on cash and cash equivalents and other items	76	(1)	(4)
Other investing and financing	(1)	(5)	(5)
Payments in satisfaction of employees’ minimum tax obligations	(54)	(22)	(54)
Payments on existing debt and revolving credit facilities	(489)	(248)	(1,330)
Additions to property, plant & equipment	(441)	(347)	(436)
Net cash provided by operating activities:
Net cash provided by operating activities was $634 million during the current fiscal year ended June 30, 2025 compared to $546 million of cash provided by operating activities during the same period last fiscal year. The increase in cash flows provided by operating activities during the year ended June 30, 2025 compared to the same period last fiscal year was primarily due to higher earnings partially offset by increases in accounts receivables and inventories as a result of higher revenues.
Net cash provided by operating activities was $546 million and $634 million for the fiscal years ended June 30, 2024 and 2023, respectively. The decrease in cash flows provided by operating activities during the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 was primarily due to lower non-cash adjustments partially offset by lower losses.
Net cash used in investing activities:
Net cash used in investing activities was $414 million for the fiscal year ended June 30, 2025, compared to net cash used of $351 million for the same period last fiscal year. Higher cash used to fund capital expenditures of $94 million year-over-year was partially offset by $27 million cash received from the sale of a business.
Net cash used in investing activities was $0.4 billion and $5.9 billion for the fiscal years ended June 30, 2024 and 2023, respectively. In fiscal 2023, $5.5 billion was used to fund the Merger. Cash used to fund capital expenditures decreased by $89 million during the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023.
Net cash provided by (used in) financing activities:
Net cash used in financing activities was $452 million for the fiscal year ended June 30, 2025, compared to net cash provided by financing activities of $758 million for the same period last fiscal year. Cash outflows for the current fiscal year were primarily payments on existing debt. Financing inflows in the prior year included the $1.0 billion contribution from noncontrolling interests and proceeds from employee stock purchases, partially offset by payments on existing debt and equity issuance costs related to the contribution from noncontrolling interests.
Net cash provided by financing activities was $758 million for the year ended June 30, 2024 compared to net cash provided by financing activities of $3,554 million for the year ended June 30, 2023. Financing inflows in fiscal 2024 included the $1.0 billion contribution from noncontrolling interests and proceeds from employee stock purchases, partially offset by payments on existing debt and equity issuance costs related to the contribution from noncontrolling interests. Cash inflows for fiscal 2023 were from borrowings under the New Term Facilities, defined below, as well the net proceeds from the issuance of Coherent’s Series B-2 Convertible Preferred Stock. Financing outflows included payments to settle the Company’s existing senior credit facilities.
Senior Credit Facilities
On July 1, 2022, Coherent entered into a Credit Agreement by and among the Company, the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”), with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”), with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility” and, together with the Term Facilities, the “Senior Credit Facilities”), in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted Secured Overnight Financing Rate (“SOFR”) based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.85% as of June 30, 2025. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. On January 2, 2025, Coherent entered into Amendment No. 3 to the Credit Agreement, under which the principal amount of the New Term B Loans were replaced with an equal amount of new term loans (the “New Term B-2 Loans”) having substantially similar terms as the New Term B Loans, except with respect to the interest rate applicable to the New Term B-2 Loans and certain other provisions. As further amended, the New Term B-2 Loans bear interest at a SOFR rate (subject to a 0.50% floor) plus 2.00% as of June 30, 2025. The maturity of the New Term B-2 Loans and revolving credit facility remains unchanged. In relation to the Term Facilities, the Company incurred expense of $192 million for the fiscal year ended June 30, 2025, which is included in Interest expense in the Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap (through September 30, 2024), reduced interest expense by $32 million during the fiscal year ended June 30, 2025.
During the fiscal year ended June 30, 2025, the Company made payments of $433 million for the Term Facilities, including voluntary prepayments of $400 million.
As of June 30, 2025, the Company had no borrowings outstanding under the Revolving Credit Facility.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 6% and 7% for the years ended June 30, 2025 and 2024, respectively.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$909	$926
Restricted cash, current	9	174
Restricted cash, non-current	715	690
Available borrowing capacity under Revolving Credit Facility	315	346
Total debt obligations	3,687	4,100
Other Liquidity
On December 4, 2023, the Company completed two investment agreements under which Silicon Carbide LLC, a Company subsidiary, received $1.0 billion cash in exchange for 25% of the equity of that entity. Such funds have and will continue to be used primarily to fund future capital expansion in our silicon carbide business and will enable us to increase our available free cash flow to provide greater financial and operational flexibility to execute our capital allocation priorities. See Note 11. Noncontrolling Interests to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
The Company believes existing cash, cash flow from operations, and available borrowing capacity from its Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in R&D, and internal and external growth objectives at least through fiscal year 2026.
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of June 30, 2025, we held approximately $813 million of cash, cash equivalents and restricted cash outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.
At June 30, 2025, we had $724 million of restricted cash, which includes $720 million at our Silicon Carbide LLC that is restricted for use by only that subsidiary.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933.
Contractual Obligations
As of June 30, 2025, in the ordinary course of business, we had total estimated purchase commitments from vendors of approximately $1,092 million. In addition, as of June 30, 2025, we had obligations under our operating leases of approximately $263 million, $58 million of which will be paid in the fiscal year 2026.

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
Interest Rate Risk
As of June 30, 2025, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. In November 2019, we entered into an interest rate swap contract, amended on March 20, 2023, to limit the exposure of our variable interest rate debt by effectively converting a portion of interest payments to fixed interest rate debt. The interest rate swap expired on September 24, 2024. On February 23, 2022, we entered into an interest rate cap (the “Cap”), amended on March 20, 2023, with an effective date of July 1, 2023. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $30 million for the year ended June 30, 2025.

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
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2025, the Company’s internal controls over financial reporting were effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting as of June 30, 2025, which report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Coherent Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coherent Corp. and subsidiaries (the Company) as of June 30, 2025 and 2024, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 14, 2025 expressed an unqualified opinion thereon.
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

Goodwill Impairment Assessment - Lasers Reporting Unit
Description of the Matter	At June 30, 2025, the balance of the Company’s goodwill related to the Lasers reporting unit was $3.2 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is reviewed annually for impairment, or more frequently if impairment indicators arise. The assessment of goodwill for impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations to its carrying amount, including goodwill. If the Company’s carrying amount of a reporting unit exceeds its fair value, an impairment loss would be measured as the excess of the carrying value over the calculated fair value.

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

August 14, 2025

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Coherent Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Coherent Corp. and subsidiaries’ internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coherent Corp. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and schedule listed in the Index at Item 15(a)(2) and our report dated August 14, 2025 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 14, 2025

Coherent Corp. and Subsidiaries
Consolidated Balance Sheets
($000)

June 30,	2025	2024
Assets
Current Assets
Cash and cash equivalents	$909,200	$926,033
Restricted cash, current	8,897	174,008
Accounts receivable - less allowance for doubtful accounts of $12,189 and $9,511 at June 30, 2025 and June 30, 2024, respectively	964,051	848,542
Inventories	1,437,636	1,286,404
Prepaid and refundable income taxes	55,773	26,909
Prepaid and other current assets	551,597	398,203
Total Current Assets	3,927,154	3,660,099
Property, plant & equipment, net	1,877,507	1,817,259
Goodwill	4,471,084	4,464,329
Other intangible assets, net	3,204,747	3,503,247
Deferred income taxes	53,407	40,966
Restricted cash, non-current	714,816	689,645
Other assets	662,221	313,089
Total Assets	$14,910,936	$14,488,634

Liabilities, Mezzanine Equity and Equity
Current Liabilities
Current portion of long-term debt	$188,306	$73,770
Accounts payable	846,984	631,548
Accrued compensation and benefits	258,650	212,458
Operating lease current liabilities	41,575	40,580
Accrued income taxes payable	123,762	90,705
Other accrued liabilities	335,564	294,706
Total Current Liabilities	1,794,841	1,343,767
Long-term debt	3,498,615	4,026,448
Deferred income taxes	711,717	784,374
Operating lease liabilities	165,162	162,355
Other liabilities	259,318	225,411
Total Liabilities	6,429,653	6,542,355
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 shares at June 30, 2025 and June 30, 2024; redemption value - $2,540,110 and $2,427,860 as of June 30, 2025 and June 30, 2024, respectively	2,483,261	2,364,772
Shareholders’ Equity
Common stock, no par value; authorized - 300,000,000 shares; issued - 171,849,325 shares at June 30, 2025; issued - 168,406,323 shares at June 30, 2024	5,056,168	4,857,657
Accumulated other comprehensive income (AOCI)	372,037	2,640
Retained earnings	584,374	664,940
	6,012,579	5,525,237
Treasury stock, at cost - 16,294,119 shares at June 30, 2025 and 15,626,740 shares at June 30, 2024	(368,065)	(315,122)
Total Coherent Corp. Shareholders’ Equity	5,644,514	5,210,115
Noncontrolling interests (NCI)	353,508	371,392
Total Equity	5,998,022	5,581,507
Total Liabilities, Mezzanine Equity and Equity	$14,910,936	$14,488,634
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Earnings (Loss)

Year Ended June 30,	2025	2024	2023
($000, except per share data)
Revenues	$5,810,115	$4,707,688	$5,160,100

Costs, Expenses and Other Expense (Income)
Cost of goods sold	3,766,793	3,251,724	3,541,817
Research and development	581,924	478,788	499,603
Selling, general and administrative	926,451	854,001	1,036,699
Restructuring charges	160,081	27,054	119,101
Impairment of assets held-for-sale	84,988	—	—
Interest expense	243,251	288,475	286,872
Other (income) expense, net	(47,554)	(44,707)	31,566
Total Costs, Expenses and Other Expense	5,715,934	4,855,335	5,515,658

Earnings (Loss) Before Income Taxes	94,181	(147,647)	(355,558)

Income Tax Expense (Benefit)	64,124	11,117	(96,100)

Net Earnings (Loss)	30,057	(158,764)	(259,458)
Net Loss Attributable to Noncontrolling Interests	(19,307)	(2,610)	—
Net Earnings (Loss) Attributable to Coherent Corp.	49,364	(156,154)	(259,458)
Less: Dividends on Preferred Stock	129,926	123,357	144,212
Net Loss Available to the Common Shareholders	$(80,562)	$(279,511)	$(403,670)

Basic Loss Per Share	$(0.52)	$(1.84)	$(2.93)

Diluted Loss Per Share	$(0.52)	$(1.84)	$(2.93)
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)

Year Ended June 30,	2025	2024	2023
($000)
Net Earnings (Loss)	$30,057	$(158,764)	$(259,458)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	409,069	(81,889)	87,927
Change in fair value of interest rate instruments, net of taxes of $(5,406), $(5,468) and $8,056 for the years ended June 30, 2025, 2024 and 2023, respectively	(31,898)	(20,196)	30,071
Pension adjustment, net of taxes of ($1,543), ($1,718) and ($1,682) for the years ended June 30, 2025, 2024, and 2023, respectively	(6,351)	(7,443)	(6,105)
Other comprehensive income (loss)	370,820	(109,528)	111,893
Comprehensive Income (Loss)	400,877	(268,292)	(147,565)
Comprehensive Loss Attributable to Noncontrolling Interests	(19,307)	(2,610)	—
Foreign Currency Translation Adjustments Attributable to Noncontrolling Interests	1,423	429	—
Comprehensive Income (Loss) Attributable to Coherent Corp.	$418,761	$(266,111)	$(147,565)
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Mezzanine Equity

	Common Stock		Preferred Stock				Treasury Stock				Mezzanine Equity
	Shares	Amount	Shares	Amount	AOCI	Retained Earnings	Shares	Amount	NCI	Total	Preferred Shares	Amount
(000, including share amounts)
Balance - June 30, 2022	120,923	$2,064,552	2,300	$445,319	$(2,167)	$1,348,125	(13,973)	$(239,354)	$—	$3,616,475	75	$766,803
Share-based and deferred compensation activities	4,029	171,128	—	—	—	—	(1,164)	(53,767)	—	117,361	—	—
Coherent acquisition	22,588	1,207,591	—	—	—	—	—	—	—	1,207,591	—	—
Convertible debt conversions	7,181	337,940	—	—	—	—	—	—	—	337,940	—	—
Net loss	—	—	—	—	—	(259,458)	—	—	—	(259,458)	—	—
Foreign currency translation adjustments	—	—	—	—	87,927	—	—	—	—	87,927	—	—
Change in fair value of interest rate instruments, net of taxes of $8,056	—	—	—	—	30,071	—	—	—	—	30,071	—	—
Issuance of Series B shares	—	—	—	—	—	—	—	—	—	—	140	1,358,000
Pension adjustment, net of taxes of $(1,682)	—	—	—	—	(6,105)	—	—	—	—	(6,105)	—	—
Dividends	—	—	—	—	—	(144,251)	—	—	—	(144,251)	—	116,612
Balance - June 30, 2023	154,721	$3,781,211	2,300	$445,319	$109,726	$944,416	(15,137)	$(293,121)	$—	$4,987,551	215	$2,241,415
Share-based and deferred compensation activities	3,447	166,800	—	—	—	—	(492)	(22,001)	—	144,799	—	—
Conversion of Series A preferred stock	10,240	445,319	(2,300)	(445,319)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(156,154)	—	—	(2,610)	(158,764)	—	—
Foreign currency translation adjustments	—	—	—	—	(82,318)	—	—	—	429	(81,889)	—	—
Change in fair value of interest rate instruments, net of taxes of $(5,468)	—	—	—	—	(20,196)	—	—	—	—	(20,196)	—	—
Pension adjustment, net of taxes of $(1,718)	—	—	—	—	(7,443)	—	—	—	—	(7,443)	—	—
Dividends	—	—	—	—	—	(123,322)	—	—	—	(123,322)	—	123,357
Sale of shares of noncontrolling interests, net of issuance costs of $31,840 and taxes of $127,389	—	464,327	—	—	2,871	—	—	—	373,573	840,771	—	—
Balance - June 30, 2024	168,408	$4,857,657	—	$—	$2,640	$664,940	(15,629)	$(315,122)	$371,392	$5,581,507	215	$2,364,772
Share-based and deferred compensation activities	3,441	199,204	—	—	—	—	(665)	(52,943)	—	146,261	—	—
Net earnings	—	—	—	—	—	49,364	—	—	(19,307)	30,057	—	—
Foreign currency translation adjustments	—	—	—	—	407,646	—	—	—	1,423	409,069	—	—
Change in fair value of interest rate instruments, net of taxes of $(5,406)	—	—	—	—	(31,898)	—	—	—	—	(31,898)	—	—
Pension adjustment, net of taxes of $(1,543)	—	—	—	—	(6,351)	—	—	—	—	(6,351)	—	—
Dividends	—	—	—	—	—	(129,930)	—	—	—	(129,930)	—	118,489
Change in deferred tax basis for noncontrolling interests	—	(693)	—	—	—	—	—	—	—	(693)	—	—
Balance - June 30, 2025	171,849	$5,056,168	—	$—	$372,037	$584,374	(16,294)	$(368,065)	$353,508	$5,998,022	215	$2,483,261
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Cash Flows

Year Ended June 30,	2025	2024	2023
($000)
Cash Flows from Operating Activities
Net earnings (loss)	$30,057	$(158,764)	$(259,458)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	250,810	271,601	267,562
Amortization	302,788	288,160	414,125
Share-based compensation expense	160,239	126,049	148,872
Non-cash restructuring and impairment charges	140,912	16,557	119,456
Amortization of discount on convertible debt and debt issuance costs	19,774	17,652	19,850
Losses on disposals of property, plant & equipment	782	758	2,440
Unrealized losses (gains) on foreign currency remeasurements and transactions	33,122	(10,556)	(3,549)
Loss (earnings) from equity investments	(1,316)	51	66
Deferred income taxes	(95,434)	(112,096)	(206,822)
Loss on debt extinguishment	—	1,978	6,855
Increase (decrease) in cash from changes in (net of effects of acquisitions):
Accounts receivable	(170,444)	60,581	68,315
Inventories	(202,728)	(23,196)	174,136
Accounts payable	217,357	205,044	(83,330)
Contract liabilities	3,182	(72,818)	(18,957)
Income taxes	(22,118)	12,251	28,651
Accrued compensation and benefits	62,960	36,894	(60,595)
Other operating net assets (liabilities)	(96,343)	(114,415)	16,408
Net cash provided by operating activities	633,600	545,731	634,025
Cash Flows from Investing Activities
Additions to property, plant & equipment	(440,836)	(346,816)	(436,060)
Purchases of businesses, net of cash acquired	—	—	(5,488,556)
Proceeds from the sale of business	27,000	—	—
Other investing activities	(379)	(3,897)	(4,010)
Net cash used in investing activities	(414,215)	(350,713)	(5,928,626)
Cash Flows from Financing Activities
Sale of shares to noncontrolling interests	—	1,000,000	—
Proceeds from borrowings of Term B Facility	—	—	2,800,000
Proceeds from issuance of Series B preferred shares	—	—	1,400,000
Proceeds from borrowings of Term A Facility	—	—	850,000
Proceeds from borrowings of revolving credit facilities	53,729	18,966	65,000
Payments on existing debt	(436,986)	(228,802)	(1,265,175)
Payments on borrowings under Revolving Credit Facilities	(51,661)	(19,027)	(65,000)
Payments on convertible notes	—	—	(3,561)
Debt issuance costs	—	—	(126,516)
Equity issuance costs	—	(31,840)	(42,000)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	49,570	42,297	24,167
Payments in satisfaction of employees’ minimum tax obligations	(53,992)	(22,315)	(54,172)
Cash dividends paid	(11,438)	—	(27,600)
Other financing activities	(948)	(1,007)	(1,124)
Net cash provided by (used in) financing activities	(451,726)	758,272	3,554,019
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	75,568	(1,170)	(4,223)
Net increase (decrease) in cash and cash equivalents, and restricted cash	(156,773)	952,120	(1,744,805)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,789,686	837,566	2,582,371
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,632,913	$1,789,686	$837,566

Supplemental Information

Cash paid for interest	$256,704	$312,879	$282,835
Cash paid for income taxes	$166,849	$97,295	$89,567
Non-Cash Investing and Financing Activities:
Additions to property, plant & equipment included in accounts payable	$67,146	$63,286	$36,777
Conversion of Series A preferred stock to common stock	$—	$445,319	$—
See Notes to Consolidated Financial Statements

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows.

Year Ended June 30,	2025	2024	2023
($000)
Cash and cash equivalents	$909,200	$926,033	$821,310
Restricted cash, current	8,897	174,008	12,023
Restricted cash, non-current	714,816	689,645	4,233
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$1,632,913	$1,789,686	$837,566
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
Cash, Cash Equivalents, and Restricted Cash. We consider highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. As of June 30, 2025, we had restricted cash of $724 million that is restricted for a specific purpose, with $9 million and $715 million recorded in Restricted cash, current and Restricted cash, non-current, respectively, on our Consolidated Balance Sheet.
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
Inventories. Inventories are valued at the lower of cost or net realizable value, with cost determined on the first-in, first-out basis. Inventory costs include material, labor and manufacturing overhead. In evaluating the net realizable value of inventory, management also considers other factors, including known trends and market conditions. We generally record a reduction to the carrying value of inventory as a charge against earnings for all products on hand more than 12 to 24 months, depending on the nature of the products, that have not been sold to customers or cannot be further manufactured for sale to alternative customers. An additional charge may be recorded for product on hand that is in excess of product sold to customers over the same periods noted above.
Property, Plant and Equipment. Property, plant and equipment are carried at cost or fair value upon acquisition. Major improvements are capitalized, while maintenance and repairs are generally expensed as incurred. We review our property, plant and equipment and other long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Depreciation on property, plant and equipment and amortization on finance lease right-of-use assets for financial reporting purposes is computed primarily by the straight-line method over the estimated useful lives for building, building improvements and land improvements of 10 to 30 years and 3 to 20 years for machinery and equipment.

Investment Credit. The Creating Helpful Incentives to Produce Semiconductors and Science Act of 2022 (the “CHIPS Act”) was signed into law on August 9, 2022. The CHIPS Act provides for various incentives and tax credits, among other items, including the Advanced Manufacturing Investment Credit (“AMIC”), which equals 25% of qualified investments in an advanced manufacturing facility that is placed in service after December 31, 2022. The Company expects to receive refundable federal investment tax credits through the CHIPS Act in connection with ongoing expansion projects. At least a portion of our capital expenditures qualify for this credit, which benefits us by allowing us to net the credit received against our costs. The AMIC credit is accounted as a reduction to the depreciable basis of the assets used in operations. The Company has offset the cost of property, plant, and equipment by the amount of the estimated credit of $41 million for fiscal June 30, 2025. The receivable recorded is an estimate based on the Company's interpretation of the Section 48D Advanced Manufacturing Investment Credit under the CHIPS Act, which may be refunded to us in cash to the extent it exceeds our outstanding income tax liabilities.
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
As of April 1 of fiscal years 2025 and 2024, we completed our annual impairment tests of our reporting units using the quantitative assessment. For fiscal year 2025, the fair values of the reporting units were determined using a discounted cash flow analysis with projected financial information based on our most recently completed long-term strategic planning processes and also considered the current financial performance compared to our prior projections of the reporting units, as well as a market analysis. As of April 1, 2025 and 2024, the fair value of each of our reporting units exceeded their carrying values.
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
Intangibles. Intangible assets are initially recorded at their cost or fair value upon acquisition. Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets ranging from 1 to 20 years. Indefinite-lived intangible assets are not amortized but tested annually for impairment at April 1, or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired. As of April 1 of fiscal 2025, the Company completed a quantitative impairment test of the Coherent trade name acquired in the Merger using the relief from royalty method and determined that its fair value is well in excess of its carrying value.

Series A Mandatory Convertible Preferred Stock. The Mandatory Convertible Preferred Stock was initially measured at fair value, less underwriting discounts and commissions and offering expenses paid by the Company. The Preferred Stock’s dividends were cumulative, at 6% per annum. All outstanding shares of Mandatory Convertible Preferred Stock were converted to 10,240,290 shares of Company Common Stock on July 3, 2023, at a conversion ratio of 4.4523, and no shares of Mandatory Convertible Preferred Stock are currently issued and outstanding. See Note 9. Equity and Redeemable Preferred Stock for further information.
Series B Convertible Preferred Stock. The Series B-1 Convertible Preferred Stock was initially measured at fair value less issuance costs, accreted to its redemption value over a ten-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings (Loss) Available to the Common Shareholders. The Series B-2 Convertible Preferred Stock was initially measured at fair value less issuance costs, accreted to its redemption value over a ten-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings (Loss) Available to the Common Shareholders. See Note 9. Equity and Redeemable Preferred Stock for further information.
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
Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. If a loss is not both probable and reasonably estimable, or if an exposure to a loss exists in excess of the amount accrued, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, the Company discloses the estimate of the possible loss or range of loss if it is material and an estimate can be made, or discloses that such an estimate cannot be made. The determination as to whether a loss can reasonably be considered to be possible or probable is based on management's assessment, together with legal counsel, regarding the ultimate outcome of the matter. Legal costs incurred in connection with loss contingencies are expensed as incurred. Such liabilities are adjusted as further information develops or circumstances change. Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. If we are unable to correct defects or other problems, we could experience, among other things, loss of customers, increased costs of product returns and warranty expenses, damage to our brand reputation, failure to attract new customers or achieve market acceptance, diversion of development and engineering resources, or legal action by our customers. We had no material loss contingency liabilities at June 30, 2025 or 2024 related to commitments and contingencies.
Supply chain financing arrangements. The Company has entered into supply chain financing arrangements with third-party financial institutions to provide its vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in its supplier's voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors and does not result in a change in the classification of amounts due as accounts payable in the Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $18 million and $10 million of the Company's outstanding Accounts payable as of June 30, 2025 and 2024, respectively. Total supplier invoices paid by the financial institutions amounted to $76 million and $38 million for the years ended June 30, 2025 and 2024, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.
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
The Company uses a portfolio approach to release the income tax effects in AOCI related to interest rate instruments and pension and postretirement benefits. Under this approach, the income tax effects are released from AOCI based on the pre-tax adjustments to interest rate instruments and pension liabilities or assets recognized within other comprehensive income (loss). Any tax effects remaining in AOCI are released only when the entire portfolio of the interest rate instruments or pension and postretirement benefits is liquidated, sold or extinguished.
Revenue Recognition. Revenue is recognized under Accounting Standards Codification 606, Revenue from Contracts with Customers (ASC 606), when or as obligations under the terms of a contract with our customer have been satisfied and control has transferred to the customer.
We have elected the practical expedient to exclude all sales and use taxes from the measurement of the transaction price. In certain customer arrangements, we are contractually entitled to reimbursement for import tariffs incurred on product shipments, the increase in consideration received due to tariff surcharges would not meet the sales and use tax practical expedient. As such, revenue including the tariff surcharge, and related tariff expense, would be recorded gross in the income statement. These reimbursements are considered part of the transaction price under ASC 606 and are recognized as revenue on a gross basis. The corresponding tariff costs are recorded in cost of goods sold.
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
We periodically enter into contracts in which a customer may purchase a combination of goods and/or services, such as products with maintenance contracts or extended warranty. Maintenance contracts and extended warranties are typically sold separately from products, and represent a distinct performance obligation. Revenue related to the performance obligation for maintenance contracts and extended warranties is recognized over time as the customer simultaneously receives and consumes the benefits provided by us.
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
Our revenue recognition policy is consistently applied across our segments, product lines, services, and geographical locations. For the periods covered herein, we measure revenue based on the amount of consideration the Company expects to be entitled to in exchange for products or services, reduced by the amount of variable consideration related to products expected to be returned. We determine variable consideration, which primarily consists of product returns and distributor sales price reductions resulting from price protection agreements, by estimating the impact of such reductions based on historical analysis of such activity.
Under ASC 606, we expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses (“SG&A”). Costs for freight and shipping are generally recorded in cost of goods sold when control of the products has transferred to the customer.
We offer an assurance-type limited warranty that products will be free from defects in materials and workmanship. We establish an accrual for estimated warranty expenses at the time revenue is recognized. The warranty is typically one year, although it can be longer periods for certain products, and is typically limited to either (1) the replacement or repair of the product or (2) a credit against future purchases.

We believe that disaggregating revenue by end market provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows. See Note 3. Revenue from Contracts with Customers for further information.
Research and Development. R&D expenses include salaries, contractor and consultant fees, supplies and materials, as well as costs related to other overhead such as depreciation, facilities, utilities and other departmental expenses. The costs we incur with respect to internally developed technology, including allocations of our wafer fabrication and other manufacturing facilities and resources utilized to support R&D programs, are included in R&D expenses as incurred.
Restructuring. The Company records charges associated with approved restructuring plans to reorganize operations, to remove redundant headcount and infrastructure associated with site consolidations, facilities moves and closures, as well as the relocation and requalification of certain manufacturing facilities. Restructuring charges can include severance costs to eliminate a specific number of positions, infrastructure charges to vacate facilities and consolidate operations and contract cancellation costs. The Company records restructuring charges when they are probable and estimable. The Company evaluates restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Compensation-Nonretirement Post-Employment Benefits (ASC 712). See Note 20. Restructuring Plans for further information.
Assets Held-for-Sale. Assets and liabilities are classified as held-for-sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing. Assets held-for-sale are reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets classified as held-for-sale are not subject to depreciation or amortization. The held-for-sale designation and carrying value of assets held-for-sale are periodically reviewed and adjusted as facts and circumstances indicate that a change may be necessary. See Note 21. Assets Held-for-Sale for further information.
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
Earnings per Share. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the diluted earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. If there is a net loss for the period, diluted earnings per share is the same as basic earnings per share. See Note 10. Earnings Per Share for further information.
Accumulated Other Comprehensive Income (Loss) (“AOCI”). AOCI is a measure of all changes in shareholders’ equity that result from transactions and other economic events in the period other than transactions with owners. AOCI is a component of shareholders’ equity and consists of accumulated foreign currency translation adjustments, changes in the fair value of interest rate derivative instruments, and pension adjustments.
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

Note 2.        Recently Issued and Adopted Financial Accounting Standards
Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07 - Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted the standard during fiscal 2025. See Note 14. Segment and Geographic Reporting for further information.
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
Income Statement Reporting: Disaggregation of Income Statement Expenses
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
Note 3.        Revenue from Contracts with Customers
The following table summarizes disaggregated revenue by market ($000):

	Year Ended June 30, 2025
	Networking	Materials	Lasers	Total
Industrial	$61,971	$516,768	$1,129,046	$1,707,785
Communications	3,320,780	115,260	—	3,436,040
Electronics	8,185	278,181	20	286,386
Instrumentation	30,340	43,634	305,930	379,904
Total Revenues	$3,421,276	$953,843	$1,434,996	$5,810,115

	Year Ended June 30, 2024
	Networking	Materials	Lasers	Total
Industrial	$63,905	$546,003	$1,070,268	$1,680,176
Communications	2,192,286	81,475	—	2,273,761
Electronics	6,655	349,250	—	355,905
Instrumentation	32,883	39,845	325,118	397,846
Total Revenues	$2,295,729	$1,016,573	$1,395,386	$4,707,688

	Year Ended June 30, 2023
	Networking	Materials	Lasers	Total
Industrial	$70,076	$603,664	$1,087,881	$1,761,621
Communications	2,219,677	73,703	—	2,293,380
Electronics	11,488	614,151	—	625,639
Instrumentation	39,689	58,240	381,531	479,460
Total Revenues	$2,340,930	$1,349,758	$1,469,412	$5,160,100
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities generally relate to payments received in advance of performance under a contract. Contract liabilities are recognized as revenue when performance obligations have been satisfied. During the year ended June 30, 2025, we recognized revenue of $55 million related to customer payments that were included in the Consolidated Balance Sheet as of June 30, 2024. As of June 30, 2025 and June 30, 2024, we had $72 million and $76 million, respectively, of contract liabilities recorded in the Consolidated Balance Sheets. As of June 30, 2025, $63 million of contract liabilities is included in other accrued liabilities, and $9 million is included within other liabilities on the Consolidated Balance Sheet. As of June 30, 2024, $62 million of contract liabilities is included other accrued liabilities, and $13 million is included within other liabilities on the Consolidated Balance Sheet.
Note 4.        Inventories
The components of inventories were as follows ($000):

June 30,	2025	2024
Raw materials	$394,682	$429,888
Work in progress	824,360	620,575
Finished goods	218,594	235,941
Total Inventories	$1,437,636	$1,286,404
Note 5.        Property, Plant & Equipment
Property, plant & equipment consists of the following ($000):

June 30,	2025	2024
Land and land improvements	$59,543	$66,156
Buildings and improvements	881,578	774,991
Machinery and equipment	2,188,509	2,034,310
Construction in progress	363,129	398,884
Finance lease right-of-use asset	—	25,000
	3,492,759	3,299,341
Less accumulated depreciation	(1,615,252)	(1,482,082)
Property, plant, and equipment, net	$1,877,507	$1,817,259

Note 6.        Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Year Ended June 30, 2025
	Networking	Materials	Lasers	Total
Balance at beginning of period	$1,036,592	$245,983	$3,181,754	$4,464,329
Other reclassifications (See Note 21)	—	(8,577)	(165,796)	(174,373)
Foreign currency translation and other	1,847	4,061	175,220	181,128
Balance-end of period	$1,038,439	$241,467	$3,191,178	$4,471,084

	Year Ended June 30, 2024
	Networking	Materials	Lasers	Total
Balance-beginning of period	$1,036,204	$247,695	$3,228,801	$4,512,700
Foreign currency translation and other	388	(1,712)	(47,047)	(48,371)
Balance-end of period	$1,036,592	$245,983	$3,181,754	$4,464,329
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of June 30, 2025 and 2024 were as follows ($000):

	June 30, 2025			June 30, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,534,066	$(513,181)	$1,020,885	$1,653,289	$(394,040)	$1,259,249
Trade Names	438,471	(8,471)	430,000	438,470	(8,470)	430,000
Customer Lists	2,440,834	(686,972)	1,753,862	2,310,550	(498,252)	1,812,298
Backlog and Other	90,121	(90,121)	—	88,792	(87,092)	1,700
Total	$4,503,492	$(1,298,745)	$3,204,747	$4,491,101	$(987,854)	$3,503,247
Amortization expense recorded on the intangible assets for the fiscal years ended June 30, 2025, 2024 and 2023 was $303 million, $288 million, and $414 million, respectively. The technology intangible assets are being amortized over a range of 60 to 240 months with a weighted-average remaining life of approximately 116 months, and the amortization is recorded in Cost of goods sold in our Consolidated Statements of Earnings (Loss). The customer lists are being amortized over 60 to 192 months with a weighted-average remaining life of approximately 138 months, and the amortization is recorded in SG&A in our Consolidated Statements of Earnings (Loss).
Amortization expense in the fiscal year ended June 30, 2025 includes a total of $17 million of impairment charges in the Materials segment related to the abandonment of certain purchased technology and licenses, with $14 million recorded in cost of goods sold and $3 million recorded in R&D in our Consolidated Statements of Earnings (Loss). There were no impairment charges included in amortization expense in the fiscal year ended June 30, 2024.
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
In the fourth quarter of fiscal year 2025, we completed our impairment test of our $430 million indefinite-lived Coherent trade name acquired in the Merger, concluding it was not impaired.
The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows ($000):

Year Ending June 30,
2026	$282,869
2027	281,618
2028	279,930
2029	273,718
2030	251,603

Note 7.        Debt
The components of debt as of the dates indicated were as follows ($000):

	June 30, 2025	June 30, 2024
Term A Facility, interest at adjusted SOFR, as defined, plus 1.850%	$624,375	$775,625
Debt issuance costs, Term A Facility and Revolving Credit Facility	(8,141)	(13,586)
Term B Facility, interest at adjusted SOFR, as defined, plus 2.00%	2,102,358	2,384,536
Debt issuance costs, Term B Facility	(36,478)	(49,835)
5.00% Senior Notes	990,000	990,000
Debt Issuance costs, Senior Notes	(4,966)	(5,939)
1.3% Term loan	—	335
Facility construction loan in Germany	17,682	19,082
Borrowings on local lines of credit	2,091	—
Total debt	3,686,921	4,100,218
Current portion of long-term debt	(188,306)	(73,770)
Long-term debt, less current portion	$3,498,615	$4,026,448

The required annual principal repayments for all indebtedness for the next five years and thereafter, as of June 30, 2025, is set forth in the following table ($000):

Year Ending
June 30,
2026	$188,306
2027	16,652
2028	614,152
2029	3,215
2030	2,912,573
Thereafter	1,608
Total	$3,736,506

Senior Credit Facilities
On July 1, 2022 (the “Closing Date”), Coherent entered into a Credit Agreement (the “Credit Agreement”) by and among the Company, as borrower (in such capacity, the “Borrower”), the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provides for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”) maturing July 1, 2027, with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility” and, together with the Term A Facility, the “Term Facilities”) maturing July 1, 2029, with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility” and together with the Term Facilities, the “Senior Credit Facilities”) maturing July 1, 2027, in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility bear interest at adjusted SOFR plus 1.85% as of June 30, 2025. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. Debt extinguishment costs related to the replacement of the Existing Term B Loans of $2 million were expensed in Other expense (income), net in the Consolidated Statement of Earnings (Loss) during the year ended June 30, 2024. On January 2, 2025, Coherent entered into Amendment No. 3 to the Credit Agreement, under which the principal amount of New Term B Loans outstanding under the Credit Agreement were replaced with an equal amount of new term loans (the “New Term B-2 Loans”) having substantially similar terms as the New Term B Loans, except with respect to the interest rate applicable to the New Term B-2 Loans and certain other provisions. As further amended, the New Term B-2 Loans bear interest at a SOFR rate (subject to a 0.50% floor) plus 2.00% as of June 30, 2025. The maturity of the New Term B-2 Loans and Revolving Credit Facility remains unchanged.
In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap and swap, of $192 million and $237 million in the years ended June 30, 2025 and June 30, 2024, respectively, which is included in Interest expense in the Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap (through September 30, 2024), reduced interest expense by $32 million and $45 million in the years ended June 30, 2025 and June 30, 2024, respectively. Amortization of debt issuance costs related to the Term Facilities for the year ended June 30, 2025 and June 30, 2024 totaled $17 million and $15 million, respectively, and are included in Interest expense in the Consolidated Statements of Earnings (Loss). Debt issuance costs are presented as a reduction to debt within the Long-term debt caption in the Consolidated Balance Sheets.
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
As of June 30, 2025, the Company was in compliance with all covenants under the Term Facilities.
Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the Merger, two of which were repaid prior to June 30, 2024. The aggregate principal amount outstanding is $18 million as of June 30, 2025 and is for a Facility construction loan in Germany due in 2030 that bears interest at 1.55% per annum. Payments are made quarterly.
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
In relation to the Senior Notes, we incurred interest expense of $50 million for both the years ended June 30, 2025 and June 30, 2024, which is included in Interest expense in the Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of June 30, 2025, the Company was in compliance with all covenants under the Indenture.
Aggregate Availability
The Company had aggregate availability of $315 million under its Revolving Credit Facility as of June 30, 2025.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 6% and 7% for the years ended June 30, 2025 and 2024, respectively.

Note 8.        Income Taxes
The components of earnings (loss) before income taxes by jurisdiction were as follows ($000):

Year Ended June 30,	2025	2024	2023
U.S. loss	$(445,586)	$(540,048)	$(450,370)
Non-U.S. income	539,767	392,401	94,812
Earnings (loss) before income taxes	$94,181	$(147,647)	$(355,558)
The components of the income tax expense (benefit) were as follows ($000):

Year Ended June 30,	2025	2024	2023
Current:
Federal	$3,010	$10,119	$5
State	1,733	181	3,867
Foreign	154,815	103,640	106,850
Total Current	159,558	113,940	110,722
Deferred:
Federal	(50,454)	(68,955)	(106,044)
State	(7,217)	(186)	(7,151)
Foreign	(37,763)	(33,682)	(93,627)
Total Deferred	(95,434)	(102,823)	(206,822)
Total Income Tax Expense (Benefit)	$64,124	$11,117	$(96,100)

Principal items comprising deferred tax assets and liabilities were as follows ($000):

June 30,	2025	2024
Deferred income tax assets
Inventory capitalization	$74,886	$62,242
Non-deductible accruals	18,222	16,770
Accrued employee benefits	36,331	38,460
Net-operating loss and credit carryforwards	256,794	268,735
Share-based compensation expense	15,852	15,947
Other	9,564	1,346
Research and development capitalization	168,998	128,291
Deferred revenue	15,376	14,839
Right of use asset	37,785	47,712
Valuation allowances	(163,678)	(154,830)
Total deferred income tax assets	470,130	439,512
Deferred income tax liabilities
Tax over book accumulated depreciation	(14,038)	(29,065)
Intangible assets	(863,484)	(905,435)
Interest rate swap	—	(4,104)
Interest rate cap	(4,000)	(11,465)
Tax on unremitted earnings	(63,383)	(61,719)
Outside basis differences	(142,781)	(122,423)
Lease liability	(31,239)	(46,198)
Other	(9,515)	(2,511)
Total deferred income tax liabilities	(1,128,440)	(1,182,920)
Net deferred income taxes	$(658,310)	$(743,408)
The reconciliation of income tax expense at the statutory U.S. federal rate to the reported income tax expense (benefit) is as follows ($000):

Year Ended June 30,	2025	%	2024	%	2023	%
Taxes at statutory rate	$19,778	21	$(31,006)	21	$(74,667)	21
Increase (decrease) in taxes resulting from:
State income taxes-net of federal benefit	(4,265)	(5)	(22)	—	(2,548)	1
Taxes on non U.S. earnings	3,632	4	16,601	(11)	191	—
Valuation allowance	20,295	22	43,866	(30)	3,836	(1)
U.S. Branch Income	(1,216)	(1)	3,226	(2)	2,037	(1)
Noncontrolling interest	4,284	4	1,002	(1)	—	—
Research and manufacturing incentive deductions and credits	(26,396)	(28)	(41,387)	28	(29,416)	8
Stock compensation	2,153	2	13,294	(9)	18,661	(5)
GILTI and FDII	13,631	15	(629)	—	(7,195)	2
Uncertain Tax Positions	6,814	7	3,301	(2)	(3,450)	1
Notional Interest	(10,174)	(11)	(2,521)	2	(7,896)	2
Assets held-for-sale	36,895	39	—	—	—	—
Other	(1,307)	(1)	5,392	(4)	4,347	(1)
	$64,124	68	$11,117	(8)	$(96,100)	27

On July 4, 2025, the U.S. government enacted The One Big Beautiful Bill Act of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system including the allowance of immediate expensing of qualifying research and development expenses and permanent extensions of certain provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for the Company beginning fiscal 2026. The Company is evaluating the future impact of these tax law changes on its financial statements.
The Company is partially permanently reinvested and will repatriate earnings for all non-U.S. subsidiaries with cash in excess of working capital needs. Such distributions could potentially be subject to U.S. state tax in certain states and foreign withholding taxes. Foreign currency gains (losses) related to the translation of previously taxed earnings from functional currency to U.S. dollars could also be subject to U.S. tax when distributed. The Company has estimated the associated withholding tax to be $63 million.
Additionally, the Company made a final accounting policy election to treat taxes due from future inclusions in U.S. taxable income related to global intangible low tax income (“GILTI”) as a current period expense when incurred.
During the fiscal years ended June 30, 2025, 2024, and 2023, cash paid by the Company for income taxes was $167 million, $97 million, and $90 million, respectively.
Our foreign subsidiaries in various tax jurisdictions operate under tax holiday arrangements. The impact of the tax holidays on our effective rate is a reduction in the rate of 11.6%, 5.6% and 2.3% for the fiscal years ended June 30, 2025, 2024 and 2023, respectively, and the impact of the tax holidays on diluted earnings per share is $0.06, $0.05, and $0.05 for the fiscal years ended June 30, 2025, 2024, and 2023, respectively. The tax holiday related to Coherent Malaysia Sdn. Bhd will end during the fiscal year ended June 30, 2026 for certain business lines, the tax holiday related to certain II-VI Laser Enterprise Philippines, Inc.’s business lines will end during the fiscal year ended June 30, 2026, the tax holiday related to Silicon Carbide Vietnam Limited Liability Company will end during the fiscal year ended June 30, 2026, the tax holiday related to certain Coherent Vietnam (Dong Nai) Company Limited business lines will end during the fiscal year ended June 30, 2026, and the tax holiday related to certain Coherent Singapore PTE Ltd business lines will end during the fiscal year ended June 30, 2027.
The Company has the following gross operating loss carryforwards and tax credit carryforwards as of June 30, 2025 ($000):

Type	Amount	Expiration Date
Tax credit carryforwards:
Federal research and development credits	$121,286	June 2032-June 2045
Foreign tax credits	12,964	June 2030-June 2035
State tax credits	15,976	June 2026-June 2040
State tax credits (indefinite)	79,179	Indefinite
Operating loss carryforwards:
Loss carryforwards - federal	$31,278	June 2026-June 2036
Loss carryforwards - federal (indefinite)	1,754	Indefinite
Loss carryforwards - state	330,313	June 2026-June 2045
Loss carryforwards - state (indefinite)	42,674	Indefinite
Loss carryforwards - foreign	85,218	June 2026-June 2033
Loss carryforwards - foreign (indefinite)	48,711	Indefinite
The Company has recorded a valuation allowance against the majority of the foreign and state loss and credit carryforwards, certain U.S. credit carryforwards and the majority of state credit carryforwards. The Company’s U.S. federal loss carryforwards, federal research and development credit carryforwards, foreign tax credits, and certain state tax credits resulting from the Company’s acquisitions are subject to various annual limitations under Section 382 of the U.S. Internal Revenue Code.

Changes in the liability for unrecognized tax benefits for the fiscal years ended June 30, 2025, 2024 and 2023 were as follows ($000):

Year Ended June 30,	2025	2024	2023
Beginning balance	$116,697	$115,180	$37,411
Increases in current year tax positions	9,660	5,168	110
Acquired business	—	—	86,077
Settlements	—	(2,970)	—
Expiration of statute of limitations	(2,349)	(681)	(8,418)
Ending balance	$124,008	$116,697	$115,180
The Company classifies all estimated and actual interest and penalties as income tax expense. During fiscal years 2025, 2024 and 2023, there was $2.0 million, $2.3 million and $0.3 million of interest and penalties within income tax expense, respectively. The Company had $9 million, $7 million and $6 million of interest and penalties accrued at June 30, 2025, 2024 and 2023, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. The majority of the liability can be offset by credit carryforwards and would not impact cash taxes. Including tax positions for which the Company determined that the tax position would not meet the more likely than not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate, was approximately $20 million, $19 million and $92 million at June 30, 2025, 2024 and 2023, respectively. For the years ended June 30, 2025 and June 30, 2024, due to the U.S. valuation allowance, a large portion of our unrecognized tax benefit will no longer impact the tax rate if recognized. The Company expects a decrease of $67 million of unrecognized tax benefits during the next 12 months due to the expiration of statutes of limitation.
Fiscal years 2018 and 2022 to 2025 remain open to examination by the Internal Revenue Service, fiscal years 2021 to 2025 remain open to examination by certain state jurisdictions, and fiscal years 2012 to 2025 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for certain subsidiary companies in Vietnam for the years ended June 30, 2017 through September 30, 2021; Malaysia for the years ended June 30, 2021 through June 30, 2023; Singapore for the year ended June 30, 2023; United Kingdom for the year ended June 30, 2023; and Germany for the years ended June 30, 2012 through June 30, 2021. The Company believes its income tax reserves for these tax matters are adequate.
Note 9.         Equity and Redeemable Preferred Stock
As of June 30, 2025, the Company’s amended and restated articles of incorporation authorize our board of directors, without the approval of our shareholders, to issue 5 million shares of our preferred stock. As of June 30, 2025, 2.3 million shares of mandatory preferred convertible shares have been authorized, none are outstanding; 75,000 shares of Series B-1 convertible preferred stock, no par value, have been issued and are outstanding; and 140,000 shares of Series B-2 convertible preferred stock, no par value, have been issued and are outstanding.
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
The shares of Series B Preferred Stock are convertible into shares of Coherent Common Stock as follows:
•at the election of the holder, each share of Series B Preferred Stock may be converted into shares of Coherent Common Stock at a conversion price of $85 per share (as it may be adjusted from time to time, the “Conversion Price”); and
•at the election of the Company at the then-applicable Conversion Price if the volume-weighted average price of Coherent Common Stock exceeds 150% of the then-applicable Conversion Price for 20 trading days out of any 30 consecutive trading days.

The issued shares of Series B Preferred Stock currently have voting rights, voting as one class with the Coherent Common Stock, on an as-converted basis, subject to limited exceptions.
On or at any time after March 31, 2031 and July 1, 2032 for the Series B-1 and B-2 Preferred Stock, respectively:
•each holder has the right to require the Company to redeem all of their Series B Preferred Stock, for cash, at a redemption price per share equal to the sum of the Stated Value (as defined in the Statement with Respect to Shares establishing the Series B Preferred Stock) for such shares plus an amount equal to all accrued or declared and unpaid dividends on such shares that had not previously been added to the Stated Value (such price the “Redemption Price,” and such right the “Put Right”), and
•the Company has the right to redeem, in whole or in part, on a pro rata basis from all holders based on the aggregate number of shares of Series B Preferred Stock outstanding, for cash, at the Redemption Price.
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
If the Company defaults on a payment obligation with respect to the Series B Preferred Stock, and such default is not cured within 30 days, the dividend rate will increase to 8% per annum and will be increased by an additional 2% per annum each quarter the Company remains in default, not to exceed 14% per annum.
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
Preferred stock dividends are presented as a reduction to Retained earnings on the Consolidated Balance Sheets.
The following table presents dividends per share and dividends recognized for the years ended June 30, 2025, and June 30, 2024:

	Year Ended June 30, 2025	Year Ended June 30, 2024
Dividends per share	$604	$574
Dividends ($000)	123,688	117,894
Deemed dividends ($000)	6,238	5,463

Note 10.        Earnings Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. The shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock are calculated under the If-Converted method. For the years ended June 30, 2025, June 30, 2024 and June 30, 2023, as the Company was in a net loss position, there were no dilutive shares. For the years ended June 30, 2025, June 30, 2024 and June 30, 2023, diluted earnings (loss) per share excluded the potentially dilutive effect of the performance and restricted shares, as well as the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented ($000, except per share):

Year Ended June 30,	2025	2024	2023
Numerator
Net earnings (loss) attributable to Coherent Corp.	$49,364	$(156,154)	$(259,458)
Deduct Series A preferred stock dividends	—	—	(27,600)
Deduct Series B dividends and deemed dividends	(129,926)	(123,357)	(116,612)
Basic loss available to the common shareholders	$(80,562)	$(279,511)	$(403,670)

Diluted loss available to the common shareholders	$(80,562)	$(279,511)	$(403,670)

Denominator
Diluted weighted average common shares	154,755	151,642	137,578

Basic loss per common share	$(0.52)	$(1.84)	$(2.93)

Diluted loss per common share	$(0.52)	$(1.84)	$(2.93)
The following table presents potential shares of common stock excluded from the calculation of diluted net earnings (loss) per share, as their effect would have been antidilutive (in thousands of shares):

Year Ended June 30,	2025	2024	2023
Series A Mandatory Convertible Preferred Stock	—	—	10,423
Series B Convertible Preferred Stock	29,103	27,691	26,349
Common stock equivalents	4,548	2,940	2,271
Total anti-dilutive shares	33,651	30,631	39,043

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
The Equity Investments in Silicon Carbide enables Coherent to increase its available free cash flow to provide greater financial and operational flexibility to execute its capital allocation priorities, as the aggregate $1 billion investment, net of transaction costs, is being and will continue to be used to fund future capital expansion of Silicon Carbide.
The following table presents the activity in noncontrolling interests in Silicon Carbide ($000):

Year Ended June 30,	2025	2024
Beginning balance	$371,392	$—
Sale of shares to noncontrolling interests	—	373,573
Share of foreign currency translation adjustments	1,423	429
Net loss	(19,307)	(2,610)
Ending balance	$353,508	$371,392
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
The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

Year Ended June 30,	2025	2024	2023
Finance lease cost
Amortization of right-of-use assets	$1,528	$1,667	$1,667
Interest on lease liabilities	947	1,040	1,124
Total finance lease cost	2,475	2,707	2,791
Operating lease cost	59,213	52,909	53,127
Total lease cost	$61,688	$55,616	$55,918

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$947	$1,040	$1,124
Operating cash flows from operating leases	58,117	50,672	50,503
Financing cash flows from finance leases	1,749	1,584	1,430

Assets obtained in exchange for lease liabilities
Right-of-use assets obtained in acquisitions	$—	$—	$56,315
Right-of-use assets obtained in exchange for new operating lease liabilities	51,357	64,385	27,720
Total assets obtained in exchange for new operating lease liabilities	$51,357	$64,385	$84,035

Weighted-average remaining lease term (in years)
Finance leases	6.5	7.5	8.5
Operating leases	6.2	6.6	6.9

Weighted-average discount rate
Finance leases	5.6%	5.6%	5.6%
Operating leases	6.9%	6.8%	5.5%

The following table presents future minimum lease payments, which includes leases for arrangements with an initial term of more than 12 months ($000):

Future Years	Operating Leases	Finance Leases	Total
Year 1	$57,830	$2,771	$60,601
Year 2	47,261	2,847	50,108
Year 3	34,712	2,925	37,637
Year 4	32,103	3,006	35,109
Year 5	21,712	3,088	24,800
Thereafter	69,092	4,669	73,761
Total minimum lease payments	$262,710	$19,306	$282,016
Less: amounts representing interest	55,973	3,172	59,145
Present value of total lease liabilities	$206,737	$16,134	$222,871

Note 13.        Share-Based Compensation
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
As of June 30, 2025, there were approximately 8 million shares available to be issued under the Plan, including forfeited shares from predecessor plans.
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
The Company has an Employee Stock Purchase Plan whereby eligible employees may authorize payroll deductions (subject to certain limitations) of up to 15% (or such lessor amount as may be determined by the plan administrator) of their wages and base salary to purchase shares at an amount which will not be less than 85% of lower of (i) the fair market value of the common stock on the first trading day of the offering period and (ii) the fair market value of the common stock on the last trading day of the approximately six-month offering period.
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

Share-based compensation expense for the fiscal years ended June 30, 2025, 2024 and 2023 is as follows ($000):

Year Ended June 30,	2025	2024	2023
Stock Options and Cash-Based Stock Appreciation Rights	$334	$1,149	$2,602
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	93,223	92,634	124,212
Performance Share Awards and Cash-Based Performance Share Unit Awards	57,767	21,912	14,998
Employee Stock Purchase Plan	9,648	11,200	7,819
	$160,972	$126,895	$149,631
Stock Options and Cash-Based Stock Appreciation Rights
We utilize the Black-Scholes valuation model for estimating the fair value of stock options and cash-based stock appreciation rights. During the fiscal years ended June 30, 2025, June 30, 2024 and June 30, 2023, no stock options were issued.
Stock option and cash-based stock appreciation rights activity during the fiscal year ended June 30, 2025 was as follows:

	Stock Options		Cash-Based Stock Appreciation Rights
	Number of Shares	Weighted Average Exercise Price	Number of Rights	Weighted Average Exercise Price
Outstanding - June 30, 2024	1,490,645	$32.62	46,871	$35.48
Exercised	(575,097)	$28.16	(21,198)	$34.26
Forfeited and Expired	(18,452)	$34.89	(540)	$16.29
Outstanding - June 30, 2025	897,096	$35.43	25,133	$36.93
Exercisable - June 30, 2025	897,096	$35.43	25,133	$36.93
As of June 30, 2025, 2024 and 2023, the aggregate intrinsic value of stock options and cash-based stock appreciation rights outstanding and exercisable was $50 million, $61 million and $44 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the year ended June 30, and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2025. This amount varies based on the fair market value of the Company’s stock. The total intrinsic value of stock options and cash-based stock appreciation rights exercised during the fiscal years ended June 30, 2025, 2024, and 2023 was $36 million, $25 million, and $5 million, respectively. As of June 30, 2025, there was no unrecognized compensation cost related to non-vested stock options and cash-based stock appreciation rights.
Outstanding and exercisable stock options at June 30, 2025 were as follows:

	Stock Options and Cash-Based Stock Appreciation Rights Outstanding			Stock Options and Cash-Based Stock Appreciation Rights Exercisable
	Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average Remaining	Weighted Average
Range of	Shares or	Contractual Term	Exercise	Shares or	Contractual Term	Exercise
Exercise Prices	Rights	(Years)	Price	Rights	(Years)	Price
$13.34 - $18.06	15,584	0.13	$17.84	15,584	0.13	$17.84
$18.07 - $24.34	188,290	1.08	$21.50	188,290	1.08	$21.50
$24.35 - $35.38	190,302	2.39	$34.59	190,302	2.39	$34.59
$35.39 - $36.89	322,676	4.24	$36.41	322,676	4.24	$36.41
$36.90 - $49.90	205,377	3.09	$48.94	205,377	3.09	$48.94
	922,229	2.89	$35.47	922,229	2.89	$35.47
Restricted Share Awards, Restricted Share Units, and Cash-Based Restricted Share Units
Restricted share awards, restricted share units, and cash-based restricted share units compensation expense was calculated based on the number of shares or units expected to be earned by the grantee multiplied by the stock price at the date of grant (for restricted share awards and restricted share units) or the stock price at the period end date (for cash-based restricted share units), and is being recognized over the vesting period. Generally, the restricted share awards, restricted share units, and cash-based restricted share units have a three-year tranche vesting provision. There were no restricted share awards issued in the fiscal years ending June 30, 2025 and June 30, 2024, and all previous restricted share awards have been amortized in full.

Restricted share unit and cash-based restricted share unit activity during the fiscal year ended June 30, 2025, was as follows:

	Restricted Share Units		Cash-Based Restricted Share Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2024	4,067,885	$45.84	8,984	$43.00
Granted	1,554,412	$81.70	5,031	$77.59
Vested	(2,237,173)	$47.82	(3,968)	$46.93
Forfeited	(199,172)	$56.25	(348)	$55.98
Nonvested - June 30, 2025	3,185,952	$61.13	9,699	$59.49
As of June 30, 2025, total unrecognized compensation cost related to non-vested, restricted share units and cash-based restricted share units was $119 million. This cost is expected to be recognized over a weighted-average period of approximately 2 years. The restricted share unit compensation expense was calculated based on the number of shares expected to be earned, multiplied by the stock price at the date of grant, and is being recognized over the vesting period. The cash-based restricted share unit compensation expense was calculated based on the number of units expected to be earned, multiplied by the stock price at the period-end date, and is being recognized over the vesting period. The total fair value of the restricted share awards, restricted share units, and cash-based restricted share units granted during the years ended June 30, 2025, 2024 and 2023, was $127 million, $110 million and $102 million, respectively. The total fair value of restricted share awards, restricted share units and cash-based restricted share units vested was $185 million, $74 million and $131 million during fiscal years 2025, 2024 and 2023, respectively.
Performance Share Units
The Compensation Committee of the Board of Directors of the Company has granted certain executive officers and employees performance share units under the Plan. As of June 30, 2025, we had outstanding grants covering performance periods ranging from 12 to 36 months. These grants are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to the creation of long-term shareholder value. These grants are payable only if the Company achieves specified levels of financial performance during the performance periods.
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
Performance share unit activity relating to the Plan during the year ended June 30, 2025, was as follows:

	Performance Share Units
	Number of Units	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2024	1,702,741	$73.86
Granted	644,174	$136.38
Vested	(131,239)	$81.32
Forfeited	(77,542)	$77.91
Nonvested - June 30, 2025	2,138,134	$92.11
As of June 30, 2025, total unrecognized compensation cost related to non-vested performance share units was $125 million. This cost is expected to be recognized over a weighted-average period of approximately 1.70 years. The total fair value of the performance share units granted during the fiscal years ended June 30, 2025, 2024 and 2023 was $88 million, $113 million and $27 million, respectively. The total fair value of performance share units and cash-based performance share units vested during the fiscal years ended June 30, 2025, 2024 and 2023 was $17 million, $14 million and $24 million, respectively.

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
The Networking segment has locations in the United States, Australia, China, Germany, Malaysia, South Korea, Thailand, the Philippines, the United Kingdom, and Vietnam. This segment address all of Coherent’s four end markets, namely: communications, industrial, electronics, and instrumentation, with a concentration in the communications market. This segment leverages Coherent’s compound semiconductor technology platforms and deep knowledge of end-user applications for our key end markets to deliver differentiated components, modules and subsystems.
The Materials segment has locations in the United States, China, Germany, Italy, Japan, Singapore, South Korea, Sweden, Switzerland, Taiwan, the Philippines, the United Kingdom, and Vietnam. This segment address all of Coherent’s four end markets, namely: communications, industrial, electronics, and instrumentation, with concentrations in the industrial and electronics markets. The Materials segment is a market leader in engineered materials and optoelectronic devices, such as those based on ZnSe, ZnS, GaAs, InP, GaSb, and SiC.
The Lasers segment has locations in the United States, Finland, Germany, Malaysia, Singapore, South Korea, Spain, Sweden, Switzerland, and the United Kingdom. The Lasers segment’s lasers and optics products serve industrial customers in both semiconductor and display capital equipment, precision manufacturing, and instrumentation customers in life sciences and scientific instrumentation.
During the first quarter of fiscal 2025 as a result of a new CEO joining the Company in the fourth quarter of fiscal 2024, our CODM implemented changes in the measure he uses to allocate resources and assess performance. Our CODM now evaluates each segment’s performance and allocates resources based on segment revenue and segment profit, instead of operating income, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, direct sales, marketing and administrative expenses. Segment profit does not include share-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring charges, and certain other charges. Additionally, effective in fiscal 2025, we no longer allocate Corporate strategic research and development, strategic marketing and sales expenses and shared general and administrative expenses, as these expenses are not directly attributable to our operating segments. The segments are managed separately due to the market, production requirements and facilities unique to each segment. The Company derives its segment results directly from the manner in which results are reported in its management reporting system and the CODM uses segment profit to drive decisions in the forecasting process when making decisions about allocation capital and other resources to the segments. The accounting policies are consistent across each segment. Effective in fiscal 2025, we no longer allocate corporate assets to the segments.
Comparative prior period segment information has been recast to conform to the new segment profitability measure. The change in our operating segment measure had no impact on our previously reported consolidated results of operations, financial condition, or cash flows.
The following tables set forth the details of revenues and segment profit and reconciles segment profit to consolidated earnings (loss) before income taxes for the periods presented ($000):

2025	Networking	Materials	Lasers	Unallocated	Total
Revenues	$3,421,276	$953,843	$1,434,996	$—	$5,810,115
Inter-segment revenues	58,465	547,601	8,310	(614,376)	—
Less:
Cost of goods sold (1)	2,507,154	856,668	836,592	(614,376)	3,586,038
Research and development (1)	247,072	177,822	120,045	—	544,939
Selling, general and administrative (1)	81,993	112,240	170,190	—	364,423
Segment profit	$643,522	$354,714	$316,479	$—	1,314,715

Unallocated Corporate expenses
Corporate and centralized function costs (2)					(277,771)
Share-based compensation					(160,972)
Restructuring costs (3)					(160,081)
Impairment of assets held-for-sale					(84,988)
Integration, site consolidation and other costs (4)					(38,237)
Amortization of intangibles					(302,788)
Interest expense					(243,251)
Other (income) expense, net					47,554
Earnings before income taxes					$94,181

2024	Networking	Materials	Lasers	Unallocated	Total
Revenues	$2,295,729	$1,016,573	$1,395,386	$—	$4,707,688
Inter-segment revenues	45,767	457,623	5,212	(508,602)	—
Less:
Cost of goods sold (1)	1,747,317	914,691	873,367	(508,602)	3,026,773
Research and development (1)	174,530	161,402	110,515	—	446,447
Selling, general and administrative (1)	65,997	101,229	209,933	—	377,159
Segment profit	$353,652	$296,874	$206,783	$—	857,309

Unallocated Corporate expenses
Corporate and centralized function costs (2)					(239,259)
Share-based compensation					(126,895)
Restructuring costs (3)					(27,054)
Integration, site consolidation and other costs (4)					(79,820)
Amortization of intangibles					(288,160)
Interest expense					(288,475)
Other (income) expense, net					44,707
Earnings (loss) before income taxes					(147,647)

2023	Networking	Materials	Lasers	Unallocated	Total
Revenues	$2,340,930	$1,349,758	$1,469,412	$—	$5,160,100
Inter-segment revenues	70,120	362,179	1,517	(433,816)	—
Less:
Cost of goods sold (1)	1,701,681	1,061,062	866,195	(433,816)	3,195,122
Research and development (1)	180,350	168,209	123,568	—	472,127
Selling, general and administrative (1)	64,093	91,164	210,611	—	365,868
Segment profit	464,926	391,502	270,555	—	1,126,983

Unallocated Corporate expenses
Corporate and centralized function costs (2.)					(199,811)
Share-based compensation					(149,631)
Restructuring costs and other (3)					(119,101)
Integration, site consolidation and other costs (4)					(81,503)
Amortization of intangibles					(414,125)
Interest expense					(286,872)
Purchase accounting adjustments					(157,500)
Transaction costs					(38,652)
Other (income) expense, net					(31,566)
Other					(3,780)
Earnings (loss) before income taxes					$(355,558)
(1)The significant expense category amount aligns with the segment-level information that is regularly provided to the CODM and excludes unallocated corporate expenses (corporate and centralized function costs, share-based compensation, restructuring costs, integration, site consolidation and other costs as well as amortization of intangibles).
(2)We do not allocate corporate and centralized function costs that are not directly attributable to our operating segments.
(3)See Note 20. Restructuring Plans for further information.
(4)Integration and site consolidation costs in the year ended June 30, 2025 includes $35 million in consulting and legal costs related to projects to integrate recent acquisitions into common technology systems and simplify legal entity structure, $2 million of employee severance and retention costs related to sites being shut down as part of our Synergy and Site Consolidation Plan, and $1 million of executive transition costs. Integration and site consolidation costs in the year ended June 30, 2024 primarily include $40 million in consulting costs related to projects to integrate recent acquisitions into common technology systems and simplify legal entity structure, and $40 million of employee severance and retention and other costs related to sites being shut down as part of our 2023 Restructuring Plan or Synergy and Site Consolidation Plan. Integration and site consolidation costs in the year ended June 30, 2023 primarily include $46 million in consulting costs related to projects to integrate recent acquisitions into common technology systems and simplify legal entity structure, and $36 million of employee severance and retention and other costs related to sites being shut down as part of our 2023 Restructuring Plan or Synergy and Site Consolidation Plan.
The following tables summarizes capital expenditures by segment ($000):

	Year Ended June 30,
Expenditures for property, plant, and equipment	2025	2024	2023
Networking	$263,425	$90,950	$98,192
Materials	137,444	224,482	274,434
Lasers	39,967	31,384	63,434
Total expenditures for property, plant, and equipment	$440,836	$346,816	$436,060

The following tables summarizes depreciation and amortization by segment ($000):

	Year Ended June 30,
Depreciation and amortization	2025	2024	2023
Networking	$162,225	$158,833	$169,573
Materials	119,118	107,798	141,648
Lasers	267,328	287,662	364,370
Corporate and shared services	4,927	5,468	6,096
Total depreciation and amortization	$553,598	$559,761	$681,687

The following tables summarizes segment assets ($000):

	Year Ended June 30,
Segment assets and reconciliation to total assets	2025	2024	2023
Networking	$4,027,777	$3,472,866	$3,188,873
Materials	2,779,093	3,017,858	2,043,241
Lasers	7,541,129	7,361,731	7,751,937
Corporate and shared services	562,937	636,179	727,082
Total assets	$14,910,936	$14,488,634	$13,711,133

Geographic information for revenues by location of the customer’s headquarters, were as follows ($000):

	Revenues
Year Ended June 30,	2025	2024	2023
North America	$3,564,846	$2,622,569	$2,745,891
Europe	698,800	714,282	979,911
China	680,110	621,918	577,180
Japan	390,610	340,863	392,479
Rest of World	475,749	408,056	464,639
Total	$5,810,115	$4,707,688	$5,160,100

Major Customers
We had two major customers who accounted for 12% and 10% of consolidated revenue during fiscal 2025. We had a different major customer who accounted for 10% of consolidated revenue during fiscal 2024. We had a major customer who accounted for 10% of consolidated revenue during fiscal 2023. These customers purchased primarily from our Networking segment.

Geographic information for long-lived assets by country, which include property, plant and equipment, net of related depreciation, and certain other long-term assets, were as follows ($000):

	Long-Lived Assets
June 30,	2025	2024
United States	$1,092,389	$1,226,359
Non-United States
China	402,960	349,195
Malaysia	196,543	87,783
Germany	189,281	209,593
Vietnam	65,565	20,707
Sweden	51,032	44,733
Switzerland	49,602	44,256
Philippines	25,406	11,217
United Kingdom	20,594	19,153
Korea	16,037	17,862
Australia	9,014	8,611
Taiwan	6,063	6,705
Other	23,044	23,166
Total Non-United States	1,055,141	842,981
	$2,147,530	$2,069,340
Change in Reportable Segments in Fiscal 2026
Effective July 1, 2025 for our fiscal year 2026, the Company realigned its organizational structure into two reporting segments: (i) Datacenter and Communications, and (ii) Industrial. The Company will report financial information for these new reporting segments in fiscal 2026. This change in reporting is to occur beginning with periods commencing July 1, 2025.
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
We had entered into an interest rate swap with a notional amount of $1,075 million to limit the exposure to our variable interest rate debt by effectively converting it to a fixed interest rate. Through February 28, 2023, we received payments based on the one-month LIBOR and made payments based on a fixed rate of 1.52%. We received payments with a floor of 0.00%. The initial notional amount of the interest rate swap decreased to $825 million in June 2022, and remained at that amount through its expiration on September 24, 2024. On March 20, 2023, we amended our $825 million interest rate swap (“Amended Swap”), effective as of February 28, 2023, to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment no. 1 to the Credit Agreement. See Note 7. Debt for further information. Under the Amended Swap, we received payments based on the one-month SOFR and made payments based on a fixed rate of 1.42%. Through its expiration on September 24, 2024, we received payments with a floor of 0.10%. We designated this instrument as a cash flow hedge, and deemed the hedge relationship effective at inception of the contract and the amended contract. The interest rate swap expired on September 30,

2024. The fair value of the interest rate swap of $8 million is recognized in the Consolidated Balance Sheet within Prepaid and other current assets and Other assets as of June 30, 2024.
On February 23, 2022, we entered into an interest rate cap (“the Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 7. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we began to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. The Cap will carry a notional amount ranging from $500 million to $1,500 million. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. The fair value of the interest rate cap of $17 million and $50 million is recognized in the Consolidated Balance Sheets within prepaid and other current and other assets as of June 30, 2025 and June 30, 2024, respectively.
The Cap, as amended, is designed to mirror the terms of the Company’s Credit Agreement as amended on March 31, 2023. We designated the Cap as a cash flow hedge of the variability of the SOFR based interest payments on the Term Facilities. Every period over the life of the hedging relationship, the entire change in fair value related to the hedging instrument will first be recorded within AOCI. Amounts accumulated in AOCI will be reclassified into interest expense in the same period or periods in which interest expense is recognized on the Credit Agreement, or its direct replacement. The fair value of the Cap is determined using widely accepted valuation techniques and reflects the contractual terms of the Cap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The Cap is classified as a Level 2 item within the fair value hierarchy.
We estimated the fair value of the Senior Notes, Term A Facility and Term B Facility (“Debt Facilities”) based on quoted market prices as of the last trading day prior to June 30, 2025; however, the Debt Facilities have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Debt Facilities could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying values of the Debt Facilities are net of unamortized discount and issuance costs. See Note 7. Debt for further information on the Company’s debt facilities.
The fair value and carrying value of the Debt Facilities were as follows ($000):

	June 30, 2025		June 30, 2024
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$973,190	$985,034	$938,193	$984,061
Term A Facility	632,960	616,234	777,564	762,039
Term B Facility	2,108,938	2,065,880	2,390,497	2,334,701
Our borrowings, including our lease obligations and the Debt Facilities, are considered Level 2 among the fair value hierarchy.
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those instruments.
At June 30, 2025, total restricted cash of $724 million includes $720 million of cash in Silicon Carbide LLC that is restricted for use only by that subsidiary and $4 million of cash restricted for other purposes in other entities. At June 30, 2024, total restricted cash of $864 million included $858 million of cash in Silicon Carbide LLC that is restricted for use only by that subsidiary and $5 million of cash restricted for other purposes in other entities. The restricted cash is invested in money market accounts and time deposits, with maturities of one year or less, that are held-to-maturity, are considered Level 1 among the fair value hierarchy and approximate fair value. Restricted cash that is expected to be spent and released from restriction after 12 months is classified as non-current on the Consolidated Balance Sheets.
We, from time to time, purchase foreign currency forward exchange contracts, that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purposes of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At June 30, 2025, we had no foreign currency forward contracts. The fair values of these instruments, when outstanding, are measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized gains related to these contracts for the year ended June 30, 2025 were $16 million and for June 30, 2024 and June 30, 2023 were losses of $15 million and gains of $0.2 million, respectively, and were included in Other expense (income), net in the Consolidated Statements of Earnings (Loss).

Our non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.
Note 16.        Employee Benefit Plans
Eligible employees of the Company participate in an employee retirement plan. Under the Coherent Corp 401(k) Profit Sharing Plan (“Plan”), we match employee contributions to the plan equal to an amount of 50% of employee contributions up to a maximum of 8% of the employee’s individual earnings subject to IRS limitations. Employees become eligible for participation and Company matching contributions on their first day of employment. The Company’s matching contributions (net of forfeitures) during fiscal 2025, 2024 and 2023 were $15 million, $18 million, and $11 million, respectively. In addition, the Plan has a profit sharing retirement plan contribution for eligible U.S. employees of the Company. These contributions are made at the discretion of the Company’s Board of Directors and were $1 million for the year ended June 30, 2025 and $2 million in each of 2024 and 2023.
Switzerland Defined Benefit Plan
The Company maintains a pension plan covering employees of our Swiss subsidiary (the “Swiss Plan”). Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss Plan were $5 million and $4 million for the years ended June 30, 2025 and 2024, respectively. Net periodic pension cost is not material for any year presented.
The underfunded pension liability was $25 million and $17 million as of June 30, 2025 and 2024, respectively. The pension adjustment amount recognized in accumulated other comprehensive income (loss) was a $7 million decrease for both fiscal years ended June 30, 2025 and 2024. The accumulated benefit obligation was $141 million as of June 30, 2025, compared to $106 million as of June 30, 2024.
Other Defined Benefit Plans
As a result of the Coherent, Inc. acquisition on July 1, 2022, we assumed all assets and liabilities of defined benefit plans in the U.S., Germany, South Korea, Japan, Spain, and Italy (“other plans”). As is the customary practice with European and Asian companies, the plans are unfunded, with the exception of the Spanish plan which is partially funded. The U.S. qualified plan is also partially funded. Any new employees hired after January 1, 2007, are not eligible for the U.S. qualified and nonqualified plans. Effective August 31, 2018, both of the U.S. plans were amended to freeze all future compensation benefit accruals. Any new employees hired after 2000 are not eligible for the primary German pension plans. For two of the German plans and the U.S. qualified plan, unrealized gains and losses are recognized as a component of other comprehensive income (loss) within shareholders’ equity. For the other plans, we have elected to recognize all actuarial gains and losses on these plans immediately, as incurred.
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
For the other plans, employer contributions in the years ended June 30, 2025 and June 30, 2024 were $3 million and $2 million, respectively, and net periodic pension cost was not material in either year. The underfunded pension liability was $37 million and $34 million as of June 30, 2025 and June 30, 2024, respectively. The pension adjustment amount recognized in accumulated other comprehensive income (loss) was a $1 million increase and a $1 million decrease for the fiscal years ended June 30, 2025 and June 30, 2024, respectively. The accumulated benefit obligation was $47 million and $44 million as of June 30, 2025 and June 30, 2024, respectively.
Estimated future benefit payments under all plans are estimated to be as follows ($000):

Year Ending June 30,
2026	$10,400
2027	9,400
2028	10,100
2029	11,500
2030	12,100
Next five years	66,800

Note 17.        Other Accrued Liabilities
The components of other accrued liabilities were as follows ($000):

June 30,	2025	2024
Contract liabilities	$62,967	$62,123
Warranty reserves	32,754	44,193
Current liabilities held-for-sale	57,394	—
Other accrued liabilities	182,449	188,390
	$335,564	$294,706
Note 18.        Commitments and Contingencies
We have purchase commitments for materials and supplies as part of the ordinary conduct of business. A portion of the commitments are long-term and are based on minimum purchase requirements. Certain short-term raw material purchase commitments have a variable price component which is based on market pricing at the time of purchase. Due to the proprietary nature of some of our materials and processes, certain contracts may contain liquidated damage provisions for early termination. We do not believe that a significant amount of liquidated damages are reasonably likely to be incurred under these commitments, based upon historical experience and current expectations. Total future purchase commitments held by Coherent as of June 30, 2025 were $945 million in fiscal 2025 and $147 million thereafter.
Regulatory Matters
In January 2025, we received an inquiry from BIS concerning past product sales to Huawei; we are cooperating with BIS’s inquiry and conducting an internal review of those sales to determine what products are subject to EAR and consequently restricted for export, reexport, and transfer when Huawei is a party to the transaction. We have stopped shipping products to Huawei. We are in discussions with BIS regarding past product sales and cannot predict the outcome of those discussions. While we have received requests for additional information in this matter, we have not yet received any determination from BIS. In the event that we are found to have violated the EAR, we may be required to incur significant penalties and/or costs or expense as a result of the inquiry and to comply with, or remedy any violations of these regulations, but at this time, we are unable to determine an estimate or range of loss.
Note 19.        Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the years ended June 30, 2025, 2024, and 2023 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Instruments	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2022	$(34,572)	$26,041	$6,364	$(2,167)
Other comprehensive income (loss) before reclassifications	87,927	49,372	(5,326)	131,973
Amounts reclassified from AOCI	—	(19,301)	(779)	(20,080)
Net current-period other comprehensive income (loss)	87,927	30,071	(6,105)	111,893
AOCI - June 30, 2023	$53,355	$56,112	$259	$109,726
Other comprehensive income (loss) before reclassifications	(82,318)	24,948	(6,708)	(64,077)
Amounts reclassified from AOCI	—	(45,144)	(735)	(45,880)
Net current-period other comprehensive income (loss)	(82,318)	(20,196)	(7,443)	(109,957)
AOCI - Reclass related to noncontrolling interests	2,871	—	—	2,871
AOCI - June 30, 2024	$(26,092)	$35,916	$(7,184)	$2,640
Other comprehensive income (loss) before reclassifications	409,069	499	(6,064)	403,505
Amounts reclassified from AOCI	—	(32,397)	(287)	(32,685)
Net current-period other comprehensive income (loss)	409,069	(31,898)	(6,351)	370,820
AOCI - Reclass related to noncontrolling interests	(1,423)	—	—	(1,423)
AOCI - June 30, 2025	$381,554	$4,018	$(13,535)	$372,037

The Company uses a portfolio approach to release the income tax effects in AOCI related to interest rate instruments and pension and postretirement benefits. Under this approach, the income tax effects are released from AOCI based on the pre-tax adjustments to interest rate instruments and pension liabilities or assets recognized within AOCI. Any tax effects remaining in AOCI are released only when the entire portfolio of the interest rate instruments or pension and postretirement benefits is liquidated, sold or extinguished.
Note 20.        Restructuring Plans
2023 Restructuring Plan
On May 23, 2023, the Board of Directors approved the 2023 Plan which includes site consolidations, facilities moves and closures, as well as the relocation and requalification of certain manufacturing facilities. These restructuring actions were intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model. We evaluate restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Compensation-Nonretirement Post-Employment Benefits (ASC 712).
In fiscal 2025, these activities resulted in $53 million of charges primarily for impairment losses associated with the sale of our Newton Aycliffe business, impairment of ROU assets, employee termination costs, site move cost and accelerated depreciation. In fiscal 2024, these activities resulted in $27 million of charges primarily for acceleration of depreciation, write-off of property and equipment, and site move costs. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination and the write-off of property and equipment, net of $65 million from reimbursement arrangements.
Activity and accrual balances for the 2023 Plan were as follows ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2023	$64,379	$—	$—	$64,379
Restructuring charges (recoveries)	(129)	11,658	15,527	27,056
Payments	(13,189)	—	—	(13,189)
Asset write-offs and other	—	(11,658)	(15,527)	(27,185)
Balance - June 30, 2024	51,061	—	—	51,061
Restructuring charges	6,123	24,010	22,864	52,997
Payments	(12,954)	—	—	(12,954)
Asset write-offs and other	—	(24,010)	(22,864)	(46,874)
Balance - June 30, 2025	$44,230	$—	$—	$44,230
At June 30, 2025, $11 million and $34 million of accrued severance related costs were included in other accrued liabilities and other liabilities on our Consolidated Balance Sheet, respectively, and are expected to result in cash expenditures through fiscal 2028. The current year severance related net charges are primarily comprised of accruals and adjustments for severance pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712. The fiscal 2024 severance related recoveries are primarily comprised of adjustments to accruals for severance pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712.
By segment in fiscal 2025, $12 million, $38 million and $3 million of restructuring costs were incurred in the Networking, Materials and Lasers segments, respectively. By segment in fiscal 2024, $(4) million, $28 million and $4 million of restructuring costs (recoveries) were incurred in the Networking, Materials and Lasers segments, respectively. Restructuring charges and recoveries are recorded in Restructuring charges in our Consolidated Statements of Earnings (Loss).
2025 Restructuring Plan
Commencing in the quarter ended March 31, 2025, and as part of the ongoing strategic review of the Company’s business, the Company’s management approved the 2025 Plan. In connection therewith, the Company expects to incur charges for related severance and benefits, lease and contract termination costs, asset write-offs, facilities move and other restructuring costs. We evaluate restructuring charges in accordance with ASC 420 and ASC 712.
In fiscal 2025, these activities resulted in $107 million of charges primarily for the write-off of property and equipment and ROU assets, employee and contract termination costs. We expect the restructuring actions to be substantially completed by the end of fiscal 2026. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Activity and accrual balances for the 2025 Plan were as follows for fiscal 2025 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2024	$—	$—	$—	$—
Restructuring charges	23,983	59,068	24,033	107,084
Payments	(7,261)	(48,574)	(4,136)	(59,971)
Balance - June 30, 2025	$16,722	$10,494	$19,897	$47,113
At June 30, 2025, $17 million of accrued severance related costs were included in other accrued liabilities and are expected to result in cash expenditures primarily through fiscal 2026. The current year severance related net charges are primarily comprised of accruals for severance and pay for employees being terminated due to the consolidation of certain manufacturing sites as well as workforce reductions, with severance recorded in accordance with ASC 712. At June 30, 2025, total liabilities for asset write-offs and other contract costs of $19 million and $12 million were included in other accrued liabilities and other liabilities on our Consolidated Balance Sheet, respectively.
By segment, in fiscal 2025, $65 million of restructuring costs were incurred in the Materials segment, $23 million were incurred in the Networking segment, $12 million were incurred in the Lasers segment, and $7 million were incurred in the Corporate segment. Restructuring charges and recoveries are recorded in Restructuring charges in our Consolidated Statements of Earnings (Loss).
Note 21.        Assets Held-for-Sale
In the fourth quarter of fiscal 2025, management entered into non-binding agreements to sell several entities. As a result of classifying these entities as held-for-sale, we recorded non-cash impairment charges of $85 million in our Lasers segment to Impairment of assets held-for-sale in our Consolidated Statements of Earnings (Loss) in the fourth quarter of fiscal 2025 to reduce our carrying value in these entities to fair value. Current assets and current liabilities held for sale are recorded in Prepaid and other current assets and Other accrued liabilities, respectively, in our Consolidated Balance Sheet. Noncurrent assets and noncurrent liabilities held for sale are recorded in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheet. Assets and liabilities held-for-sale are in our Lasers and Materials segments.
On August 2, 2025, we entered into an agreement to sell our aerospace and defense business for $400 million. We expect to close this transaction in the first quarter of fiscal 2026. Although the assets of this business were classified as held-for-sale at June 30, 2025, we did not record an impairment loss on this business as we expect to recognize a gain in the first quarter of fiscal 2026 when the sale of the business closes.
Current and noncurrent assets and liabilities classified as held for sale as of June 30, 2025 related to these entities are as follows ($000):

June 30, 2025
Accounts receivable	$43,353
Inventories	97,236
Prepaid and refundable income taxes	9,023
Prepaid and other current assets	3,067
Total current assets held-for-sale	$152,679

Property, plant & equipment, net	$103,863
Goodwill	174,373
Intangible assets	141,647
Other assets	32
Less: Impairment of assets held-for-sale	(84,988)
Total noncurrent assets held-for-sale	$334,927

Accounts payable	$19,209
Accrued compensation and benefits	16,768
Operating lease current liabilities	2,441
Accrued income taxes payable	(226)

Other accrued liabilities	19,202
Total current liabilities held-for-sale	$57,394

Deferred income taxes	$14,785
Operating lease liabilities	5,980
Other liabilities	7,870
Total noncurrent liabilities held-for-sale	$28,635

SCHEDULE II
COHERENT CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2025, 2024, AND 2023
(IN THOUSANDS OF DOLLARS)

	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts		Assets Held-For-Sale	Deduction from Reserves		Balance at End of Year
YEAR ENDED JUNE 30, 2025:
Allowance for doubtful accounts	$9,511	$8,181	$—		$(117)	$(5,386)	(3)	$12,189
Warranty reserves	$44,193	$26,352	$—		$(4,299)	$(33,492)		$32,754
Deferred tax asset valuation allowance	$154,830	$15,413	$3,577	(2)	$(10,142)	$—		$163,678

YEAR ENDED JUNE 30, 2024:
Allowance for doubtful accounts	$8,005	$5,161	$—		$—	$(3,655)	(3)	$9,511
Warranty reserves	$47,563	$34,362	$—		$—	$(37,732)		$44,193
Deferred tax asset valuation allowance	$97,180	$57,968	$(318)	(2)	$—	$—		$154,830

YEAR ENDED JUNE 30, 2023:
Allowance for doubtful accounts	$4,206	$1,793	$3,112	(1)	$—	$(1,106)	(3)	$8,005
Warranty reserves	$17,738	$40,475	$29,196	(1)	$—	$(39,846)		$47,563
Deferred tax asset valuation allowance	$55,420	$4,035	$37,725	(1,2)	$—	$—		$97,180

(1) Related to amounts assumed from the Coherent, Inc. acquisition.
(2) Primarily related to currency translation adjustments.
(3) Primarily relates to write-offs of accounts receivable.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.
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

Item 9B.    OTHER INFORMATION
On May 13, 2025, Julie Eng, the Company’s CTO, terminated a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) which was adopted on December 1, 2024, with a duration through July 31, 2026, and with respect to the sale of up to 9,278 Company shares. On May 15, 2025, she adopted a written plan intended to satisfy the affirmative defense of Rule 10b5-1(c) with a duration through March 3, 2026 with respect to the sale of 100% of Company shares (net shares surrendered to the Company or sold to cover taxes) acquired in connection with the Company’s Restricted Stock Plan for employees/executives and vesting on August 28, 2025 and February 28, 2026.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information set forth above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item, to the extent applicable, is incorporated herein by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.
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
Insider Trading Policy
Information about our trading policies and procedures can be found under the caption “Company Policy Prohibiting Insider Trading and Speculative Trading, Pledging and Hedging” in the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025 and is incorporated herein by reference.
Item 11.        EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.
Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.
Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.
Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Company’s 2025 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.

PART IV
Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.
(2) Schedules
Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2025 is set forth under Item 8 of this Annual Report on Form 10-K.
Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the Consolidated Financial Statements or notes thereto, or is not applicable or required.

		Incorporated herein by reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date	File No.
2.01	Agreement and Plan of Merger, dated as of March 25, 2021, by and among II-VI Incorporated, Watson Merger Sub Inc. and Coherent, Inc.	8-K	2.1	March 26, 2021	001-39375
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	8-K	3.1	November 8, 2011	000-16195
3.02	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	3.1	September 8, 2022	001-39375
3.03	Amended and Restated By-Laws of Coherent Corp. as amended and restated effective September 8, 2022	8-K	3.2	September 8, 2022	001-39375
3.04	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective July 6, 2020	10-K	3.03	August 26, 2020	001-39375
3.05	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective March 30, 2021	8-K	3.1	March 31, 2021	001-39375
4.01+	Description of Coherent Corp.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
4.02	Indenture, dated as of December 10, 2021, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	4.1	December 10, 2021	001-39375
4.03	Form of 5.000% Senior Notes due 2029	8-K	4.2 (included in Exhibit 4.1)	December 10, 2021	001-39375
4.04	First Supplemental Indenture, dated as of July 1, 2022, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee	10-K	4.05	August 18, 2023	001-39375
4.05	Second Supplemental Indenture, dated as of May 5, 2023, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee	10-Q	4.01	May 10, 2023	001-39375
4.06	Third Supplemental Indenture, dated as of May 31, 2023, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee	10-K	4.07	August 18, 2023	001-39375

4.07+	Fourth Supplemental Indenture, dated as of May 31, 2023, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee
4.08	Registration Rights Agreement, dated March 31, 2021, by and between II-VI Incorporated and BCPE Watson (DE) SPV, LP.	Schedule 13D	D	July 11, 2022	005-39319

10.01*	Credit Agreement, dated as of July 1, 2022, by and among II-VI Incorporated, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	July 1, 2022	001-39375
10.02	Amendment No. 1 to Credit Agreement, dated as of March 31, 2023, by and among Coherent Corp., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto	10-Q	10.1	May 10, 2023	001-39375
10.03	Amendment No. 2 to Credit Agreement, dated April 2, 2024, among Coherent Corp., JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties party thereto	8-K	10.1	April 3, 2024	001-39375
10.04	Amendment No. 3 to Credit Agreement, dated January 2, 2025, among Coherent Corp., JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties party thereto	8-K	10.1	January 7, 2025	001-39375
10.05	Investment Agreement, dated as of October 10, 2023 by and between Silicon Carbide LLC and Denso Corporation	8-K	10.1	October 10, 2023	001-39375
10.06	Investment Agreement, dated as of October 10, 2023 by and between Silicon Carbide LLC and Mitsubishi Electric Corporation	8-K	10.2	October 10, 2023	001-39375
10.07	Form of Indemnification Agreement between II-VI Incorporated and its directors and officers	10-K	10.15	August 28, 2018	000-16195
10.08**	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods prior to January 1, 2015)	10-K	10.17	August 28, 2015	000-16195
10.09**	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods after January 1, 2015)	10-K	10.18	August 28, 2015	000-16195
10.10**	II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan	S-8	10.1	November 4, 2014	333-199855
10.11**	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan	10-K	10.30	August 28, 2013	000-16195
10.12**	II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan	10-Q	10.01	February 8, 2016	000-16195
10.13**	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan	10-Q	10.03	November 8, 2016	000-16195
10.14**	II-VI Incorporated Amended and Restated 2018 Omnibus Incentive Plan	S-8	99.1	November 10, 2020	333-249995

10.15**	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Amended and Restated 2018 Omnibus Incentive Plan	10-Q	10.01	February 8, 2019	000-16195
10.16**	2005 Deferred Compensation Plan	10-K/A	10.6	February 1, 2021	001-33962
10.17**	Coherent Corp. Omnibus Incentive Plan	8-K	10.1	November 18, 2024	001-39375
10.18**	Form of Restricted Share Unit Settled in Shares Award Agreement under the Coherent Corp. Omnibus Incentive Plan (FY24 Award)	10-Q	10.05	February 6, 2024	001-39375
10.19**	Form of Performance Share Unit Award Agreement (Cash Flow; Share-Settled) under the Coherent Corp. Omnibus Incentive Plan (FY24 Award)	10-Q	10.06	February 6, 2024	001-39375
10.20**	Form of Performance Share Unit Award Agreement (Relative TSR; Share-Settled) under the Coherent Corp. Omnibus Incentive Plan (FY24 Award)	10-Q	10.07	February 6, 2024	001-39375
10.21**+	Form of Restricted Share Unit Settled in Shares Award Agreement under the Coherent Corp. Omnibus Incentive Plan (FY25 Award)
10.22**+	Form of Performance Share Unit Award Agreement (Relative TSR; Share-Settled) under the Coherent Corp. Omnibus Incentive Plan (FY25 Award)
10.23**	Description of Incentive Programs	10-K	10.25	August 16, 2024	001-39375
10.24**	Coherent Corp. Employee Stock Purchase Plan	8-K	10.2	November 13, 2023	001-39375
10.25**	Coherent Corp. Revised Executive Severance Plan	10-Q	10.03	May 7, 2024	001-39375
10.26**	Form of Participation Agreement for the Coherent Corp. Revised Executive Severance Plan	10-Q	10.04	May 7, 2024	001-39375
10.27**	Employment Agreement, dated October 3, 2012, by and between II-VI Incorporated and Giovanni Barbarossa	10-K	10.07	August 28, 2015	000-16195
10.28**	Agreement, dated October 4, 2018, by and between II-VI Incorporated and Walter R. Bashaw II	10-K	10.26	August 18, 2023	001-39375
10.29**	Amended and Restated Employment Agreement, effective August 23, 2022, by and between II-VI Incorporated and Vincent D. Mattera, Jr.	8-K	10.1	August 23, 2022	001-39375
10.30**	CEO Succession and Retirement Agreement, dated February 17, 2024, by and between Coherent Corp. and Dr. Vincent D. Mattera, Jr.	8-K	10.1	February 20, 2024	001-39375
10.31**	Transition Services and Final Agreement, dated September 13, 2023, by and between Coherent Corp. and Mary Jane Raymond	8-K	10.1	September 15, 2023	001-39375
10.32**	Transition Acknowledgment Letter, dated October 3, 2024, by and between Coherent Corp. and Ronald Basso	10-Q	10.1	February 5, 2025	001-39375
10.33**	Offer Letter between James R. Anderson and Coherent Corp. dated May 31, 2024	8-K	10.1	June 3, 2024	001-39375
10.34**	Offer Letter between Sherri R. Luther and Coherent Corp. dated October 8, 2024	8-K	10.1	October 11, 2024	001-39375
10.35**	CEO Award Agreement for Inducement RSUs	8-K	10.2	June 3, 2024	001-39375

10.36**	CEO Award Agreement for Inducement PSUs	8-K	10.3	June 3, 2024	001-39375
10.37**	CFO Award Agreement for Inducement RSUs (3-year vest)	8-K	10.1	October 16, 2024	001-39375
10.38**	CFO Award Agreement for Inducement RSUs (2-year vest)	8-K	10.2	October 16, 2024	001-39375
10.39**	CFO Award Agreement for Inducement PSUs	8-K	10.3	October 16, 2024	001-39375
19.01+	Coherent Corp. and its subsidiaries Insider Trading and Tipping Policy, effective September 25, 2018 and revised December 31, 2024
21.01+	List of Subsidiaries of Coherent Corp.
23.01+	Consent of Ernst & Young LLP
31.01+	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.02+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
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

97.01	Coherent Corp. Compensation Recovery ("Clawback") Policy	10-K	97.01	August 16, 2024	001-39375

101	Interactive Data File
(101.INS)	Inline XBRL Instance Document
(101.SCH)	Inline XBRL Taxonomy Extension Schema Document
(101.CAL)	Inline XBRL Taxonomy Extension Calculation Linkbase Document
(101.DEF)	Inline XBRL Taxonomy Definition Linkbase
(101.LAB)	Inline XBRL Taxonomy Extension Label Linkbase Document
(101.PRE)	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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

COHERENT CORP.

Date: August 14, 2025	By:	/s/ James R. Anderson
James R. Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: August 14, 2025	By:	/s/ James R. Anderson
James R. Anderson
Chief Executive Officer and Director
Principal Financial Officer:

Date: August 14, 2025	By:	/s/ Sherri Luther
Sherri Luther
Chief Financial Officer and Treasurer

Principal Accounting Officer:

Date: August 14, 2025	By:	/s/ Ilaria Mocciaro
Ilaria Mocciaro
Senior Vice President, Chief Accounting Officer and Corporate Controller

Date: August 14, 2025	By:	/s/ Enrico Digirolamo
Enrico Digirolamo
Chairman of the Board

Date: August 14, 2025	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: August 14, 2025	By:	/s/ Michael L. Dreyer
Michael L. Dreyer
Director

Date: August 14, 2025	By:	/s/ Patricia Hatter
Patricia Hatter
Director

Date: August 14, 2025	By:	/s/ David L. Motley
David L. Motley
Director

Date: August 14, 2025	By:	/s/ Lisa Neal-Graves
Lisa Neal-Graves
Director

Date: August 14, 2025	By:	/s/ Stephen Pagliuca

Stephen Pagliuca
Director

Date: August 14, 2025	By:	/s/ Elizabeth A. Patrick
Elizabeth A. Patrick
Director
Date: August 14, 2025	By:	/s/ Shaker Sadasivam
Shaker Sadasivam
Director
Date: August 14, 2025	By:	/s/ Stephen A. Skaggs
Stephen A. Skaggs
Director
Date: August 14, 2025	By:	/s/ Michelle Sterling
Michelle Sterling
Director
Date: August 14, 2025	By:	/s/ Sandeep S. Vij
Sandeep S. Vij
Director
Date: August 14, 2025	By:	/s/ Howard H. Xia
Howard H. Xia
Director