Form 10-Q
period 2025-09-30
COHERENT CORP.
filed 2025-11-05
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2025

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
At November 3, 2025, 157,153,611 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	September 30, 2025	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$852,778	$909,200
Restricted cash, current	22,549	8,897
Accounts receivable - less allowance for doubtful accounts of $13,339 at September 30, 2025 and $12,189 at June 30, 2025	1,027,231	964,051
Inventories	1,632,605	1,437,636
Prepaid and refundable income taxes	44,812	55,773
Prepaid and other current assets	461,980	551,597
Total Current Assets	4,041,955	3,927,154
Property, plant & equipment, net	1,944,353	1,877,507
Goodwill	4,474,833	4,471,084
Other intangible assets, net	3,133,179	3,204,747
Deferred income taxes	53,934	53,407
Restricted cash, non-current	677,573	714,816
Other assets	373,018	662,221
Total Assets	$14,698,845	$14,910,936
Liabilities, Mezzanine Equity and Equity
Current Liabilities
Current portion of long-term debt	$48,379	$188,306
Accounts payable	953,889	846,984
Accrued compensation and benefits	210,444	258,650
Operating lease current liabilities	41,380	41,575
Accrued income taxes payable	164,271	123,762
Other accrued liabilities	317,612	335,564
Total Current Liabilities	1,735,975	1,794,841
Long-term debt	3,259,406	3,498,615
Deferred income taxes	629,504	711,717
Operating lease liabilities	156,687	165,162
Other liabilities	229,858	259,318
Total Liabilities	6,011,430	6,429,653
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 215,000 shares at September 30, 2025 and June 30, 2025; redemption value - $2,560,423 and $2,540,110, respectively	2,505,302	2,483,261
Shareholders' Equity
Common stock, no par value; authorized - 300,000,000 shares; issued - 173,658,902 shares at September 30, 2025; 171,849,325 shares at June 30, 2025	5,118,726	5,056,168
Accumulated other comprehensive income (AOCI)	339,737	372,037
Retained earnings	777,244	584,374
	6,235,707	6,012,579
Treasury stock, at cost; 16,706,280 shares at September 30, 2025 and 16,294,119 shares at June 30, 2025	(405,508)	(368,065)
Total Coherent Corp. Shareholders’ Equity	5,830,199	5,644,514
Noncontrolling interests (NCI)	351,914	353,508
Total Equity	6,182,113	5,998,022
Total Liabilities, Mezzanine Equity and Equity	$14,698,845	$14,910,936
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended September 30,
	2025	2024
Revenues	$1,581,378	$1,348,135

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	1,002,178	888,003
Research and development	154,877	131,602
Selling, general and administrative	252,084	228,968
Restructuring charges	19,276	24,364
Impairment of assets held-for-sale	9,100	—
Gain on sale of business	(115,211)	—
Interest expense	58,721	66,644
Other income, net	(16,533)	(10,749)
Total Costs, Expenses, & Other Expense	1,364,492	1,328,832

Earnings Before Income Taxes	216,886	19,303

Income Tax Benefit	(8,310)	(5,558)

Net Earnings	225,196	24,861
Net Loss Attributable to Noncontrolling Interests	(1,153)	(1,026)
Net Earnings Attributable to Coherent Corp.	226,349	25,887
Less: Dividends on Preferred Stock	33,479	31,833
Net Earnings (Loss) Available to the Common Shareholders	$192,870	$(5,946)

Basic Earnings (Loss) Per Share	$1.24	$(0.04)

Diluted Earnings (Loss) Per Share	$1.19	$(0.04)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended September 30,
	2025	2024
Net earnings	$225,196	$24,861
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(27,597)	290,274
Change in fair value of interest rate instruments, net of taxes of $(1,188) for the three months ended September 30, 2025; and $(4,397) for the three months ended September 30, 2024	(4,388)	(18,755)
Pension adjustment, net of taxes of $0 for the three months ended September 30, 2025 and September 30, 2024	(756)	(155)
Comprehensive Income	192,455	296,225
Comprehensive Loss Attributable to Noncontrolling Interests	(1,153)	(1,026)
Foreign Currency Translation Adjustments Attributable to Noncontrolling Interests	(441)	551
Comprehensive Income Attributable to Coherent Corp.	$194,049	$296,700
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Three Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net earnings	$225,196	$24,861
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	52,983	65,882
Amortization	69,446	71,862
Share-based compensation expense	44,134	34,960
Amortization of debt issuance costs	9,786	5,484
Non-cash restructuring and impairment charges	9,872	18,352
Loss on disposal of property, plant and equipment	127	(22)
Unrealized losses (gains) on foreign currency remeasurements and transactions	(4,226)	21,491
Earnings from equity investments	(215)	(392)
Deferred income taxes	(83,665)	(42,655)
Gain on sale of business	(115,211)	—
Gain on sale of equity investment	(6,726)	—
Loss on debt extinguishment	3,056	—
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	(66,628)	22,583
Inventories	(219,120)	(54,781)
Accounts payable	105,357	44,644
Contract liabilities	(8,022)	(9,273)
Income taxes	37,221	(13,606)
Accrued compensation and benefits	(48,206)	(15,465)
Other operating net assets (liabilities)	40,796	(20,945)
Net cash provided by operating activities	45,955	152,980
Cash Flows from Investing Activities
Additions to property, plant & equipment	(103,946)	(91,984)
Proceeds from sale of equity investment	9,635	—
Proceeds from the sale of business, net of fees	391,127	27,000
Other investing activities	(18)	(750)
Net cash provided by (used in) investing activities	296,798	(65,734)
Cash Flows from Financing Activities
Proceeds from borrowings of Term A Facility	1,250,000	—
Proceeds from borrowings of Term B Facility	3,267	—
Proceeds from borrowings of revolving credit facilities	88,908	—
Payments on existing debt	(1,650,805)	(117,859)
Payments on borrowings under revolving credit facilities	(77,046)	—
Debt issuance costs	(8,542)	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	21,278	24,405
Payments in satisfaction of employees' minimum tax obligations	(37,443)	(31,990)
Cash dividends paid	(11,438)	—
Other financing activities	335	(219)
Net cash used in financing activities	(421,486)	(125,663)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,280)	31,189
Net decrease in cash, cash equivalents, and restricted cash	(80,013)	(7,228)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,632,913	1,789,686
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,552,900	$1,782,458
Supplemental Information
Cash paid for interest	$40,996	$63,434
Cash paid for income taxes	$49,375	$33,899
Additions to property, plant & equipment included in accounts payable	$71,647	$60,050
See Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows.

	September 30,
	2025	2024
Cash and cash equivalents	$852,778	$1,019,648
Restricted cash, current	22,549	51,417
Restricted cash, non-current	677,573	711,393
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,552,900	$1,782,458

Coherent Corp and Subsidiaries
Condensed Consolidated Statements of Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		AOCI	Retained Earnings	Treasury Stock		NCI	Total	Mezzanine Equity
	Shares	Amount			Shares	Amount			Pref Shares	Amount
Balance - June 30, 2025	171,849	$5,056,168	$372,037	$584,374	(16,294)	$(368,065)	$353,508	$5,998,022	215	$2,483,261
Share-based and deferred compensation	1,810	62,558	—	—	(412)	(37,443)	—	25,115	—	—
Net earnings (loss)	—	—	—	226,349	—	—	(1,153)	225,196	—	—
Foreign currency translation adjustments	—	—	(27,156)	—	—	—	(441)	(27,597)	—	—
Change in fair value of interest rate instruments, net of taxes of $(1,188)	—	—	(4,388)	—	—	—	—	(4,388)	—	—
Pension adjustment, net of taxes of $0	—	—	(756)	—	—	—	—	(756)	—	—
Dividends	—	—	—	(33,479)	—	—	—	(33,479)	—	22,041
Balance - September 30, 2025	173,659	$5,118,726	$339,737	$777,244	(16,706)	$(405,508)	$351,914	$6,182,113	215	$2,505,302

	Common Stock		AOCI	Retained Earnings	Treasury Stock			Total	Mezzanine Equity
	Shares	Amount			Shares	Amount	NCI		Pref Shares	Amount
Balance - June 30, 2024	168,408	$4,857,657	$2,640	$664,940	(15,629)	$(315,122)	$371,392	$5,581,507	215	$2,364,772
Share-based and deferred compensation	2,136	56,015	—	3	(399)	(29,923)	—	26,095	—	—
Net earnings (loss)	—	—	—	25,887	—	—	(1,026)	24,861	—	—
Foreign currency translation adjustments	—	—	289,723	—	—	—	551	290,274	—	—
Change in fair value of interest rate instruments, net of taxes of $(4,397)	—	—	(18,755)	—	—	—	—	(18,755)	—	—
Pension adjustment, net of taxes of $0	—	—	(155)	—	—	—	—	(155)	—	—
Dividends	—	—	—	(31,833)	—	—	—	(31,833)	—	31,833
Balance - September 30, 2024	170,544	$4,913,672	$273,453	$658,997	(16,028)	$(345,045)	$370,917	$5,871,994	215	$2,396,605

See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three months ended September 30, 2025 and 2024 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2025. The condensed consolidated results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2025 was derived from the Company’s audited consolidated financial statements.
Certain prior year amounts have been reclassified for consistency with the current year presentation.
Note 2.    Recently Issued Financial Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 is effective for annual periods beginning after December 15, 2024, on either a prospective or retrospective basis. Early adoption is permitted. ASU 2023-09 is effective for the Company’s year beginning July 1, 2025 and the new disclosure requirements will be reflected in the Company’s Annual Report on Form 10-K for the year ending June 30, 2026.
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
Note 3.    Revenue from Contracts with Customers
We disaggregate revenue by market and geography. We believe that disaggregating revenue by market and geography provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows. We do not present other levels of disaggregation, such as by type of products, customer, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our CODM to manage the business.
Effective July 1, 2025, the Company aligned its reporting of revenues into two markets: (i) Datacenter & Communications, and (ii) Industrial. All prior period market and segment disclosure information has been reclassified to conform to the current reporting structure.

The following tables summarize disaggregated revenue by market ($000):

	Three Months Ended September 30,
Markets	2025	2024
Datacenter & Communications	$1,090,000	$863,642
Industrial	491,378	484,493
Total Revenues	$1,581,378	$1,348,135
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities generally relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligations have been satisfied. During the three months ended September 30, 2025, we recognized revenue of $36 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025. We had $64 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of September 30, 2025. As of September 30, 2025, $59 million of contract liabilities is included within Other accrued liabilities, and $5 million is included within Other liabilities on the Condensed Consolidated Balance Sheet.
Note 4.    Inventories
The components of inventories were as follows ($000):

	September 30, 2025	June 30, 2025
Raw materials	$468,151	$394,682
Work in progress	952,945	824,360
Finished goods	211,509	218,594
Total inventories	$1,632,605	$1,437,636
Note 5.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	September 30, 2025	June 30, 2025
Land and improvements	$59,613	$59,543
Buildings and improvements	918,841	881,578
Machinery and equipment	2,317,545	2,188,509
Construction in progress	313,646	363,129
	3,609,645	3,492,759
Less accumulated depreciation and amortization	(1,665,292)	(1,615,252)
Property, plant, and equipment, net	$1,944,353	$1,877,507

Note 6.    Goodwill and Other Intangible Assets
Effective July 1, 2025, the Company realigned its organizational structure into two reporting segments: (i) Datacenter & Communications, and (ii) Industrial. The information in the table below reflects the impact of this segment change whereby goodwill was reallocated to the respective reporting units on the first day of fiscal 2026 using a relative fair value approach. As a result of the change in reportable segments, the Company performed an impairment assessment immediately before and immediately after the segment change became effective, and no impairment of goodwill was identified.
Changes in the carrying amount of goodwill were as follows ($000):

	Three Months Ended September 30, 2025
	Networking	Materials	Lasers	Datacenter & Communications	Industrial	Total
Balance-beginning of period	$1,038,439	$241,467	$3,191,178	$—	$—	$4,471,084
Segment change	(1,038,439)	(241,467)	(3,191,178)	1,150,570	3,320,514	—
Balance-beginning of period	—	—	—	1,150,570	3,320,514	4,471,084
Other reclassifications(1)	—	—	—	—	28,436	28,436
Foreign currency translation	—	—	—	(396)	(24,291)	(24,687)
Balance-end of period	$—	$—	$—	$1,150,174	$3,324,659	$4,474,833

(1)Other reclassifications include adjustments to goodwill classified as held-for-sale. See Note 18. Assets Held-for-Sale and Sale of Business for further information.
We test goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows ($000):

	September 30, 2025			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,515,030	$(522,911)	$992,119	$1,534,066	$(513,181)	$1,020,885
Trade Names	438,470	(8,470)	430,000	438,471	(8,471)	430,000
Customer Lists	2,432,024	(720,964)	1,711,060	2,440,834	(686,972)	1,753,862
Backlog and Other	85,589	(85,589)	—	90,121	(90,121)	—
Total	$4,471,113	$(1,337,934)	$3,133,179	$4,503,492	$(1,298,745)	$3,204,747

Note 7.    Debt
The components of debt as of the dates indicated were as follows ($000):

	September 30, 2025	June 30, 2025
Term A Facility, interest at adjusted SOFR, as defined, plus 1.50%	$1,250,000	$624,375
Revolving Credit Facility, interest at SOFR, as defined, plus 1.50%	10,000	—
Debt issuance costs, Term A Facility and Revolving Credit Facility	(12,424)	(8,141)
Term B Facility, interest at adjusted SOFR, as defined, plus 1.75%	1,080,000	2,102,358
Debt issuance costs, Term B Facility	(25,894)	(36,478)
Borrowings on local lines of credit	3,908	2,091
Facility construction loan in Germany	16,910	17,682
5.000% Senior Notes	990,000	990,000
Debt issuance costs and discount, Senior Notes	(4,715)	(4,966)

Total debt	3,307,785	3,686,921
Current portion of long-term debt	(48,379)	(188,306)
Long-term debt, less current portion	$3,259,406	$3,498,615
Senior Credit Facilities
On July 1, 2022 (the “Closing Date”), Coherent entered into a credit agreement (the “Credit Agreement”) by and among the Company, as borrower (in such capacity, the “Borrower”), the lenders, and other parties thereto, and JP Morgan Chase Bank, N.A., as administrative agent and collateral agent, which provided for senior secured financing of $4.0 billion, consisting of a term loan A credit facility (the “Term A Facility”) maturing July 1, 2027, with an aggregate principal amount of $850 million, a term loan B credit facility (the “Term B Facility,” and together with the Term A Facility, the “Term Facilities”) maturing July 1, 2029, with an aggregate principal amount of $2,800 million, and a revolving credit facility (the “Revolving Credit Facility,” and together with the Term Facilities, the “Senior Credit Facilities”) maturing July 1, 2027, in an aggregate available amount of $350 million, including a letter of credit sub-facility of up to $50 million. On March 31, 2023, Coherent entered into Amendment No. 1 to the Credit Agreement, which replaced the adjusted LIBOR-based rate of interest therein with an adjusted SOFR-based rate of interest. As amended, the Term A Facility and the Revolving Credit Facility each bear interest at an adjusted SOFR rate subject to a 0.10% floor plus a range of 1.75% to 2.50%, based on the Company’s total net leverage ratio. The Term A Facility and the Revolving Credit Facility borrowings bear interest at adjusted SOFR plus 1.85% as of September 30, 2025. On April 2, 2024, Coherent entered into Amendment No. 2 to the Credit Agreement, under which the principal amount of term B loans outstanding under the Credit Agreement (the “Existing Term B Loans”) were replaced with an equal amount of new term loans (the “New Term B Loans”) having substantially similar terms as the Existing Term B Loans, except with respect to the interest rate applicable to the New Term B Loans and certain other provisions. Debt extinguishment costs related to the replacement of the Existing Term B Loans of $2 million were expensed in Other income, net in the Condensed Consolidated Statement of Earnings (Loss) during the quarter ended June 30, 2024. On January 2, 2025, Coherent entered into Amendment No. 3 to the Credit Agreement, under which the principal amount of New Term B Loans outstanding under the Credit Agreement were replaced with an equal amount of new term loans (the “New Term B-2 Loans”) having substantially similar terms as the New Term B Loans, except with respect to the interest rate applicable to the New Term B-2 Loans and certain other provisions. As further amended, the New Term B-2 Loans bear interest at a SOFR rate (subject to a 0.50% floor) plus 2.00% as of September 30, 2025. The maturity of the New Term B-2 Loans and Revolving Credit Facility was unchanged.
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
On September 26, 2025, the Company entered into Amendment No. 4 (“Amendment No. 4”) and Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement. Under Amendment No. 4, (i) the existing revolving credit commitments were refinanced and replaced with new senior secured revolving credit commitments, (ii) $350 million of senior secured incremental revolving credit commitments were added, increasing the total revolving credit facility to $700 million (the “2025 Revolving Loans”), including a letter of credit sub-facility of up to $100 million, and (iii) a $1,250 million new tranche of senior secured incremental term A loans was added (the “2025 Incremental Term A Loans”), the proceeds of which were used, in part, to repay all outstanding principal, interest and fees under the initial term A loans. As amended, the 2025 Revolving Loans and the

2025 Incremental Term A Loans each bear interest at an adjusted SOFR rate subject to a 0.00% floor plus a range of 1.25% to 2.25% based on the Company’s total net leverage ratio. The interest rate applicable to the 2025 Revolving Loans and the 2025 Incremental Term A Loans is initially a SOFR-based rate plus 1.50% as of September 30, 2025. The 2025 Revolving Loans and the 2025 Incremental Term A Loans mature on the earlier of September 26, 2030 or a “Springing Maturity Date,” which is a date that is 91 days prior to the stated maturity of either (i) the Company’s unsecured senior notes or (ii) the term B loans then outstanding if, on such 91st day, the applicable senior notes or term B loans remain outstanding and liquidity is less than (x) $250 million plus (y) the aggregate outstanding principal amount of such notes or term B loans, as applicable. Under Amendment No. 5, the outstanding New Term B-2 Loans were replaced with an equal amount of new term loans (the “New Term B-3 Loans”) having substantially similar terms as the New Term B-2 Loans, except with respect to the interest rate applicable to the New Term B-3 Loans and certain other provisions. As further amended, the New Term B-3 Loans bear interest at a SOFR-based rate (subject to a 0.50% floor) plus 1.75% as of September 30, 2025. The New Term B-3 Loans will mature on July 1, 2029.
Debt extinguishment costs related to the termination of the Term Loan A of $3 million were expensed in Other expense (income), net in the Consolidated Statement of Earnings during the three months ended September 30, 2025.
In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap and swap, of $41 million and $53 million in the three months ended September 30, 2025 and September 30, 2024, respectively, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss).
On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap (through September 30, 2024), reduced interest expense by $6 million and $13 million during the three months ended September 30, 2025 and September 30, 2024, respectively. The amortization of debt issuance costs included in interest expense was $10 million and $5 million in the three months ended September 30, 2025 and September 30, 2024, respectively. Debt issuance costs are presented as a reduction to debt within the long-term debt caption in the Condensed Consolidated Balance Sheets.
As of September 30, 2025, the Company was in compliance with all covenants under the Senior Credit Facilities.
The Company had aggregate availability of $655 million under its Revolving Credit Facility as of September 30, 2025.
Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the acquisition of Coherent, Inc., two of which were repaid prior to June 30, 2024. The aggregate principal amount outstanding is $17 million as of September 30, 2025 and is for a Facility Construction Loan in Germany due in 2030 that bears interest at 1.55% per annum. Payments are made quarterly.
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
In relation to the Senior Notes, the Company incurred interest expense of $13 million in each of the three months ended September 30, 2025 and September 30, 2024, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of September 30, 2025, the Company was in compliance with all covenants under the Indenture.

Note 8.    Income Taxes
The Company’s fiscal year-to-date effective income tax rate was a benefit of 4% at September 30, 2025 compared to a benefit of 29% for the same period in the prior fiscal year. The variance from the U.S. statutory rate of 21% was primarily due to discrete benefits related to German tax law changes, an uncertain tax position release and differences in tax rates between U.S. and foreign jurisdictions.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2025 and June 30, 2025, the Company’s gross unrecognized tax benefit, excluding interest and penalties, was $63 million and $124 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. Due to the U.S. valuation allowance, a large portion of the gross unrecognized tax benefit will not impact the tax rate if recognized. As of September 30, 2025, $5 million of the gross unrecognized tax benefit would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $6 million and $9 million at September 30, 2025 and June 30, 2025, respectively.
Fiscal years 2022 to 2025 remain open to examination by the Internal Revenue Service, fiscal years 2021 to 2025 remain open to examination by certain state jurisdictions, and fiscal years 2012 to 2025 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination for certain subsidiary companies in Vietnam for the years ended June 30, 2017 through September 30, 2021; Malaysia for the years ended June 30, 2021 through June 30, 2023; Singapore for the year ended June 30, 2023; United Kingdom for the years ended June 30, 2022 through June 30, 2023; Spain for the years ended June 30, 2023 through June 30, 2024; and Germany for the years ended September 30, 2012 through June 30, 2021. The Company believes its income tax reserves for these tax matters are adequate.
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
Operating leases are leases that do not qualify as finance leases and are recorded in Other assets and Operating lease current liabilities and Operating lease liabilities on our Condensed Consolidated Balance Sheets. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.
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

The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

Three Months Ended September 30, 2025
Finance lease cost
Amortization of right-of-use assets	$—
Interest on lease liabilities	221
Total finance lease cost	221
Operating lease cost	14,947
Sublease income	(328)
Total lease cost	$14,840

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$221
Operating cash flows from operating leases	14,919
Financing cash flows from finance leases	462

Weighted-average remaining lease term (in years)
Finance leases	6.3
Operating leases	6.2

Weighted-average discount rate
Finance leases	5.6%
Operating leases	7.0%

Three Months Ended September 30, 2024
Finance lease cost
Amortization of right-of-use assets	$417
Interest on lease liabilities	246
Total finance lease cost	663
Operating lease cost	14,259
Total lease cost	$14,922

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$246
Operating cash flows from operating leases	13,695
Financing cash flows from finance leases	419
Note 10.    Equity and Redeemable Preferred Stock
As of September 30, 2025, the Company’s amended and restated articles of incorporation authorize our board of directors, without the approval of our shareholders, to issue 5 million shares of our preferred stock. As of September 30, 2025, 2.3 million shares of mandatory preferred convertible shares had been previously issued and converted to Common Stock; 75,000 shares of

Series B-1 convertible preferred stock, no par value, have been issued and are outstanding; and 140,000 shares of Series B-2 convertible preferred stock, no par value, have been issued and are outstanding.
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
Preferred stock dividends are presented as a reduction to Retained earnings on the Condensed Consolidated Balance Sheets.
The following table presents dividends per share and dividends recognized:

	Three Months Ended September 30,
	2025	2024
Dividends per share	$156	$148
Dividends ($000)	31,751	30,348
Deemed dividends ($000)	1,728	1,485

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
As a result of the Equity Investments, the Company’s ownership interest in the Class A Common units of Silicon Carbide LLC was reduced to approximately 75%. Denso and MELCO each own approximately 12.5% of the Class A Common Units of Silicon Carbide.
The Equity Investments in Silicon Carbide enables Coherent to increase its available free cash flow to provide greater financial and operational flexibility to execute its capital allocation priorities, as the aggregate $1 billion investment, net of transaction costs, is being and will continue to be used to fund future capital expansion of Silicon Carbide.
The following table presents the activity in noncontrolling interests in Silicon Carbide ($000s):

	Three Months Ended September 30,
	2025	2024
Balance-beginning of period	$353,508	$371,392
Share of foreign currency translation adjustments	(441)	551
Net loss	(1,153)	(1,026)
Balance-end of period	$351,914	$370,917
Note 12.    Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed by dividing net earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings (loss) per common share is computed by dividing the diluted earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the three months ended September 30, 2025, diluted shares outstanding include the dilutive effect of the potential shares of Coherent Common Stock issuable from performance and restricted shares. For the three months ended September 30, 2024, as the Company was in a net loss position, there were no dilutive shares.
Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings (loss) per common share. For the three months ended September 30, 2025, diluted earnings per share included the potentially dilutive effect of the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were dilutive. For the three months ended September 30, 2024, diluted loss per share excluded the potentially dilutive effect of the performance and restricted shares, calculated based on the average stock price for each fiscal period, using the treasury stock method, as well as the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations (000, except per share data):

	Three Months Ended September 30,
	2025	2024
Numerator
Net earnings attributable to Coherent Corp.	$226,349	$25,887
Deduct Series B dividends and deemed dividends	(33,479)	(31,833)
Basic earnings (loss) available to common shareholders	$192,870	$(5,946)

Effect of dilutive securities:
Add back Series B preferred stock dividends	$31,751	$—
Add back Series B deemed dividends	1,728	—
Diluted earnings (loss) available to common shareholders	$226,349	$(5,946)

Denominator
Weighted average shares	156,156	153,626
Effect of dilutive securities:
Common stock equivalents	4,644	—
Series B Redeemable Preferred Stock	29,884	—
Diluted weighted average common shares	190,684	153,626

Basic earnings (loss) per common share	$1.24	$(0.04)

Diluted earnings (loss) per common share	$1.19	$(0.04)
The following table presents potential shares of common stock excluded from the calculation of diluted net earnings (loss) per share, as their effect would have been anti-dilutive (000):

	Three Months Ended September 30,
	2025	2024
Common stock equivalents	—	4,944
Series B Convertible Preferred Stock	—	28,563
Total anti-dilutive shares	—	33,507
Note 13.    Segment Reporting
The Company’s businesses are organized and managed into segments based on similarities in products and services. Segment determination reflects how the chief operating decision-maker (“CODM”) evaluates the Company’s operations for decision-making operating decisions and performance assessment. Effective July 1, 2025, the Company realigned its organizational structure and now identifies multiple operating segments, which are aggregated into two reportable segments: (i) Datacenter & Communications, and (ii) Industrial. In accordance with ASC 280 “Segment Reporting,” the aggregation of the company’s segments is based on similarities in economic characteristics, product and service types, production processes, type or class of customers, and distribution methods. Previously, financial results had been reported in the following three segments: (i) Networking, (ii) Materials, and (iii) Lasers. Comparative prior period segment information has been recast to conform to the new segments.
The Datacenter & Communications segment has locations in the United States, Australia, China, Germany, Malaysia, South Korea, Sweden, Switzerland, Thailand, the Philippines and Vietnam. This segment sells primarily into the datacenter and communications market, including transceivers, systems, subsystems, modules, components, optics, and semiconductor devices.
The Industrial segment has locations in the United States, China, Finland, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Spain, Sweden, Taiwan, the Philippines, the United Kingdom and Vietnam. This segment sells primarily into the industrial market, which includes lasers, systems, optics, components and materials for semiconductor and display capital equipment, precision manufacturing, life sciences, consumer electronics, scientific research and automotive and market applications.
Our CODM receives and reviews financial information based on the operating segments that are aggregated into the two reportable segments. Our CODM evaluates each segment’s performance and allocates resources based on segment revenue and segment profit, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Our CODM is regularly provided with segment revenue and segment profit information to assess performance of each segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, direct sales, marketing and administrative expenses. Segment profit does not include share-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring charges, impairment charges on assets held-for-sale, gain on sale of businesses and certain other charges or gains. Additionally, we do not allocate Corporate strategic research and development, strategic marketing and sales expenses and shared general and administrative expenses, as these expenses are not directly attributable to our operating segments. The segments are managed separately due to the unique products and markets that each serves. The Company derives its reportable segment results based on how financial information is reported and aggregated within its management reporting system. The CODM uses segment profit as a key metric in the forecasting process and in making decisions related to capital allocation and resource deployment across segments. The accounting policies are consistent across each segment. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures.
The following table summarizes selected financial information of our operations by segment and reconciles segment profit to consolidated earnings (loss) before income taxes for the periods presented ($000):

	Three Months Ended September 30,
	2025	2024
Segment revenue
Datacenter & Communications	$1,090,000	$863,642
Industrial	491,378	484,493
Total segment revenue	1,581,378	1,348,135

Intersegment revenue
Datacenter & Communications	9,177	10,591
Industrial	20,842	13,388
Elimination of intersegment revenue	(30,020)	(23,980)
Total intersegment revenue	—	—

Segment cost of goods sold and operating expenses (1)
Datacenter & Communications	829,883	654,893
Industrial	395,591	428,943
Total segment cost of goods sold and operating expenses	1,225,474	1,083,836

Segment profit
Datacenter & Communications	269,294	219,340
Industrial	116,629	68,938
Total segment profit	385,923	288,278

Unallocated Corporate expenses
Corporate and centralized function costs (2)	(77,343)	(70,627)
Share-based compensation	(44,683)	(35,478)
Restructuring costs (3)	(19,276)	(24,364)
Gain on sale of business	115,211	—
Impairment of assets held-for-sale	(9,100)	—
Integration, site consolidation and other costs (4)	(22,212)	(10,747)
Amortization of intangibles	(69,446)	(71,862)
Interest expense	(58,721)	(66,644)
Other (income) expense, net	16,533	10,749
Earnings before income taxes	$216,886	$19,303
(1)Segment cost of goods sold and operating expenses primarily include manufacturing costs, labor and research and development costs, and exclude expenses and credits that are included in the Unallocated corporate expenses category.
(2)We do not allocate corporate and centralized function costs that are not directly attributable to our operating segments.
(3)See Note 17. Restructuring Plans for further information.
(4)Integration, site consolidation and other costs are $22 million in the three months ended September 30, 2025, primarily consisting of consulting and legal costs related to initiatives to integrate recent acquisitions into common technology systems, to divest businesses and simplify legal entity structure. Integration and site consolidation costs in the three months ended September 30, 2024 primarily include $12 million in consulting costs related to projects to integrate recent acquisitions into common technology systems and simplify legal entity structure, and $1 million of employee severance and retention and other costs related to sites being shut down as part of our 2023 Restructuring Plan or Synergy and Site Consolidation Plan.
Geographic information for revenues by location of the customer’s headquarters, were as follows ($000):

	Three Months Ended September 30,
	2025	2024
North America	$1,002,164	$806,757
Europe	191,699	168,912
China	177,669	169,529
Japan	116,324	70,656
Rest of World	93,522	132,281
Total	$1,581,378	$1,348,135
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
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended September 30,
	2025	2024
Stock Options and Cash-Based Stock Appreciation Rights	$549	$417
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	24,106	23,769
Performance Share Awards and Cash-Based Performance Share Unit Awards	17,215	8,992
Employee Stock Purchase Plan	2,813	2,300
	$44,683	$35,478

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

On February 23, 2022, we entered into an interest rate cap (the “Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 7. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we began to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. The fair value of the interest rate cap of $12 million and $17 million is recognized in the Condensed Consolidated Balance Sheet within Prepaid and other current assets and Other assets as of September 30, 2025 and June 30, 2025, respectively.
The Cap, as amended, is designed to mirror the terms of the Credit Agreement as amended on March 31, 2023. We designated the Cap as a cash flow hedge of the variability of the SOFR based interest payments on the Term Facilities. Every period over the life of the hedging relationship, the entire change in fair value related to the hedging instrument will first be recorded within Accumulated other comprehensive income (loss) (“AOCI”). Amounts accumulated in AOCI are reclassified into interest expense in the same period or periods in which interest expense is recognized on the Credit Agreement, or its direct replacement. The fair value of the Cap is determined using widely accepted valuation techniques and reflects the contractual terms of the Cap including the period to maturity, and while there are no quoted prices in active markets, it uses observable market-based inputs, including interest rate curves. The fair value analysis also considers a credit valuation adjustment to reflect nonperformance risk of both the Company and the single counterparty. The Cap is classified as a Level 2 item within the fair value hierarchy.
We estimated the fair value of the Senior Notes, Term A Facility and Term B Facility (“Debt Facilities”) based on quoted market prices as of the last trading day prior to September 30, 2025; however, the Debt Facilities have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Debt Facilities could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying values of the Debt Facilities are net of unamortized discount and issuance costs. See Note 7. Debt for details on the Company’s debt facilities.
The fair value and carrying value of the Debt Facilities were as follows ($000):

	September 30, 2025		June 30, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$977,615	$985,285	$973,190	$985,034
Term A Facility	1,254,688	1,242,659	632,960	616,234
Term B Facility	1,085,400	1,054,106	2,108,938	2,065,880
Our borrowings, including our lease obligations and the Debt Facilities, are considered Level 2 among the fair value hierarchy.
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those investments.
At September 30, 2025, total restricted cash was $700 million, which includes $697 million held by Silicon Carbide LLC and restricted for use only by that subsidiary, and $4 million of cash restricted for other purposes in other entities. At June 30, 2025, total restricted cash was $724 million, which includes $720 million of cash held by Silicon Carbide LLC and restricted for use only by that subsidiary, and $4 million of cash restricted for other purposes in other entities. The restricted cash is invested in money market accounts and time deposits, with maturities of one year or less, that are held-to-maturity, are considered Level 1 among the fair value hierarchy and approximate fair value. Restricted cash that is expected to be spent and released from restriction after 12 months is classified as non-current on the Condensed Consolidated Balance Sheets.
We, from time to time, purchase foreign currency forward exchange contracts that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At September 30, 2025, we had no foreign currency forward contracts. The fair values of these instruments, when outstanding, are measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized gains related to these contracts for the three months ended September 30, 2025 were zero and realized gains related to these contracts for the three months ended September 30, 2024 were $12 million and were included in Other income, net in the Condensed Consolidated Statements of Earnings (Loss).

Note 16.    Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the three months ended September 30, 2025 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Instruments	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2025	$381,554	$4,018	$(13,535)	$372,037
Other comprehensive income (loss) before reclassifications	(27,156)	1,587	(756)	(26,325)
Amounts reclassified from AOCI	—	(5,975)	—	(5,975)
Net current-period other comprehensive loss	(27,156)	(4,388)	(756)	(32,300)
AOCI - September 30, 2025	$354,398	$(370)	$(14,291)	$339,737
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
In the three months ended September 30, 2025, these activities resulted in $7 million of charges primarily for site move and employee termination costs. In the three months ended September 30, 2024, these activities resulted in $24 million of charges primarily for impairment losses associated with the sale of our Newton Aycliffe business, acceleration of depreciation and site move costs.
Activity and accrual balances for the 2023 Plan were as follows for the first quarter of fiscal 2025 and 2024 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2025	$44,230	$—	$—	$44,230
Restructuring charges (recoveries)	1,237	—	5,268	6,505
Payments	(2,292)	—	—	(2,292)
Asset write-offs and other	1,060	—	(5,268)	(4,208)
Balance - September 30, 2025	$44,235	$—	$—	$44,235

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2024	$51,061	$—	$—	$51,061
Restructuring charges (recoveries)	(455)	15,970	8,850	24,365
Payments	(6,796)	—	—	(6,796)
Asset write-offs and other	—	(15,970)	(8,850)	(24,820)
Balance - September 30, 2024	$43,810	$—	$—	$43,810
At September 30, 2025, $9 million and $35 million of accrued severance related costs were included in other accrued liabilities and other liabilities on our Condensed Consolidated Balance Sheet, respectively, and are expected to result in cash expenditures through fiscal 2028. The current and prior year severance related net charges are primarily comprised of accruals and adjustments for severance and pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712.
For the three months ended September 30, 2025 and September 30, 2024, restructuring costs were primarily incurred in the Datacenter & Communications segment. Restructuring charges (recoveries) are recorded in Restructuring charges in our Condensed Consolidated Statements of Earnings (Loss).

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
In the three months ended September 30, 2025, these activities resulted in $13 million of charges primarily related to employee termination and site closure costs. We expect the restructuring actions to be substantially completed by the end of fiscal 2026. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Activity and accrual balances for the 2025 Plan were as follows for the first quarter of fiscal 2026 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2025	$16,722	$10,494	$19,897	$47,113
Restructuring charges	10,871	423	1,477	12,771
Payments	(5,356)	—	—	(5,356)
Asset write-offs and other	(433)	(1,143)	(6,575)	(8,151)
Balance - September 30, 2025	21,804	$9,774	$14,799	$46,377
At September 30, 2025, $22 million of accrued severance related costs were included in other accrued liabilities and are expected to result in cash expenditures primarily through fiscal 2026. The current year severance related net charges are primarily comprised of accruals for severance and pay for employees being terminated due to the consolidation of certain manufacturing and distribution sites as well as workforce reductions, with severance recorded in accordance with ASC 712. At September 30, 2025, total liabilities for asset write-offs and other contract costs of $13 million and $11 million were included in other accrued liabilities and other liabilities, respectively, on our Condensed Consolidated Balance Sheet.
The restructuring costs (recoveries) were incurred primarily in Corporate for the three months ended September 30, 2025. Restructuring charges and recoveries are recorded in Restructuring charges in our Condensed Consolidated Statements of Earnings (Loss).
Note 18.        Assets Held-for-Sale and Sale of Business
In the fourth quarter of fiscal 2025, management entered into non-binding agreements to sell several entities. As a result of classifying these entities as held-for-sale, the Company recorded non-cash impairment charges of $85 million within the Industrial segment. These charges were recognized in Impairment of assets held-for-sale in our Condensed Consolidated Statements of Earnings (Loss) in the fourth quarter of fiscal 2025 to reduce the carrying values of the entities to their estimated fair value.
On September 2, 2025, the Company completed the sale of its aerospace and defense business, which was part of the Industrial segment, for approximately $400 million, subject to customary post-closing adjustments. In connection with the sale, the Company recorded a gain of $115 million and incurred approximately $9 million in transaction related costs which were recorded in in Gain on sale of business and SG&A expenses, respectively, in the Condensed Consolidated Statements of Earnings (Loss) for the first quarter of fiscal 2026.
The Company recorded an additional non-cash impairment charge of $9 million within the Industrial segment related to entities that continued to be classified as held-for-sale at September 30, 2025. The charge was recorded in Impairment of assets held-for-sale in the Condensed Consolidated Statements of Earnings (Loss) for the first quarter of fiscal 2026 to reduce the carrying value of entities classified as held-for-sale to their estimated fair value.
Current assets and current liabilities held for sale are recorded in Prepaid and other current assets and Other accrued liabilities, respectively, in our Consolidated Balance Sheet. Noncurrent assets and noncurrent liabilities held for sale are recorded in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheet. Assets and liabilities held-for-sale are in the Industrial segment.
Current and noncurrent assets and liabilities classified as held-for-sale as of September 30, 2025 and June 30, 2025 are as follows ($000):

	September 30, 2025	June 30, 2025
Accounts receivable	$9,686	$43,353

Inventories	32,523	97,236
Prepaid and refundable income taxes	8,844	9,023
Prepaid and other current assets	1,130	3,067
Total current assets held-for-sale	$52,183	$152,679

Property, plant & equipment, net	$31,502	$103,863
Goodwill	22,325	174,373
Intangible assets	99,099	141,647
Other assets	19	32
Less: Impairment of assets held-for-sale	(97,728)	(84,988)
Total noncurrent assets held-for-sale	$55,217	$334,927

Accounts payable	$5,561	$19,209
Accrued compensation and benefits	3,732	16,768
Operating lease current liabilities	19	2,441
Accrued income taxes payable	(1,032)	(226)
Other accrued liabilities	7,248	19,202
Total current liabilities held-for-sale	$15,528	$57,394

Deferred income taxes	$11,464	$14,785
Operating lease liabilities	—	5,980
Other liabilities	6,104	7,870
Total noncurrent liabilities held-for-sale	$17,568	$28,635
Note 19.        Contingencies
Regulatory Matters
In January 2025, the Company received an inquiry from BIS concerning past product sales to Huawei; the Company is cooperating with BIS’s inquiry and conducting an internal review of those sales to determine what products are subject to Export Administrative Regulations (“EAR”) and consequently restricted for export, reexport, and transfer when Huawei is a party to the transaction. The Company has stopped shipping products to Huawei. The Company is currently in discussions with BIS regarding past product sales and cannot predict the outcome of those discussions. While the Company has received requests for additional information in this matter, the Company has not yet received any determination from BIS. In the event that the Company is found to have violated the EAR, the Company may be required to incur significant penalties and/or costs or expense as a result of the inquiry and to comply with, or remedy any violations of these regulations, but at this time, the Company is unable to determine an estimate or range of loss.

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
Although our management considers the expectations and assumptions on which the forward-looking statements in this Quarterly Report on Form 10-Q are based to have a reasonable basis, there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. In addition to general industry and global economic conditions, factors that could cause actual results to differ materially from those discussed in the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to: (i) the failure of any one or more of the expectations or assumptions on which such forward-looking statements are based to prove to be correct; and (ii) the risks relating to forward-looking statements and other “Risk Factors” discussed in Item 1A in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 and in the Company's other reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update information contained in these forward-looking statements whether as a result of new information, future events or developments, or otherwise.
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

Overview
Coherent Corp. (“Coherent”, the “Company,” “we,” “us” or “our”) is a vertically integrated manufacturing company that develops, manufactures and markets lasers, transceivers, and other optical and optoelectronic devices, modules, and systems, as well as engineered materials, for use in communications, industrial, instrumentation and electronics applications. We generate nearly all of our revenues, earnings, and cash flows from developing, manufacturing, and marketing a wide range of products and services for our end markets. Coherent has broad technical expertise and a deep technology stack in areas of importance to our products, including materials growth and fabrication of specialty materials, semiconductor lasers, passive optics including isolators, transceivers, transport equipment, high power lasers for semiconductor capital equipment, display manufacturing, precision manufacturing, and scientific research. Many of our products include custom integrated software that we develop internally, leveraging our deep domain expertise. Headquartered in Saxonburg, Pennsylvania, Coherent has research and development, manufacturing, sales, service, and distribution facilities worldwide.
Trends and Other Matters Affecting Our Business
Industry Conditions
We continue to experience strong demand in our Datacenter and Communications markets. The increasing investments by hyperscale and other cloud providers in AI datacenter infrastructures have significantly boosted demand for our datacenter transceivers. Elevated demand for our new ZR/ZR+ transceivers and sustained growth in traditional telecom transport products drove higher shipment volumes for our telecom and other communications solutions.
Change in Reportable Segments
Operating segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which discrete financial information is available and is evaluated regularly by CODM in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into reportable operating segments is permitted if the businesses have similar economic characteristics and meet established qualitative criteria. Effective July 1, 2025, we realigned our organizational structure and identified multiple operating segments which have been aggregated into two reportable segments based on our internal management structure and CODM oversight: (i) Datacenter & Communications, and (ii) Industrial. See Note 13. Segment Reporting for further information.
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
In the three months ended September 30, 2025, these activities resulted in charges of $7 million. The current quarter costs are primarily for site move and employee termination costs. In fiscal 2025, these activities resulted in charges of charges of $53 million, primarily for impairment losses associated with the sale of our Newton Aycliffe business, impairment of right-of-use (“ROU”) assets, employee termination costs, site move costs and accelerated depreciation, with $24 million of those charges in the three months ended September 30, 2024. In fiscal 2024, these activities resulted in $119 million of charges primarily for employee termination costs, and the write-off of property and equipment, net of $65 million from reimbursement arrangements. In fiscal 2023, these activities resulted in $119 million of charges primarily for employee termination costs, and the write-off of property and equipment, net of $65 million from reimbursement arrangements. See Note 17. Restructuring Plans for further information.
2025 Plan
Commencing in the quarter ended March 31, 2025, and as part of the ongoing strategic review of the Company’s business, the Company’s management approved the 2025 Plan (and together with the 2023 Plan, the Restructuring Plans) to take a number of restructuring actions, including site consolidations, facilities moves and closures, workforce reductions, contract terminations, and certain other associated cost reductions.
In the three months ended September 30, 2025, these activities resulted in $13 million of charges primarily related to employee termination and site closure costs. In fiscal 2025, these activities resulted in $107 million of charges primarily for the write-off of property and equipment and ROU assets, employee and contract termination costs. We expect the restructuring actions to be substantially completed by the end of fiscal 2026. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material. See Note 17. Restructuring Plans for further information.
Impairment of Assets Held-for-Sale and Sale of Business

In the fourth quarter of fiscal 2025, management entered into non-binding agreements to sell several entities. As a result of classifying these entities as held-for-sale, we recorded non-cash impairment charges of $85 million within the Industrial segment. These charges were recognized in Impairment of assets held-for-sale in our Consolidated Statements of Earnings (Loss) for the fourth quarter of fiscal 2025 to reduce the carrying values of the entities to their estimated fair value. We recorded an additional non-cash impairment charge of $9 million within the Industrial segment. The charge was recorded in Impairment of assets held-for-sale in the Condensed Consolidated Statements of Earnings (Loss) for the first quarter of fiscal 2026 to reduce the carrying values of the entities that continue to meet the held-for-sale criteria during this period to their estimated fair value.
On September 2, 2025, we completed the sale our aerospace and defense business, which is part of our Industrial segment, for approximately $400 million and recorded a gain of $115 million to Gain on sale of business in our Condensed Consolidated Statements of Earnings for the first quarter of fiscal 2026.
See Note 18. Assets Held-for-Sale and Sale of Business to the Company’s Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information.
Macroeconomic Conditions - Tariffs
In early 2025, the United States implemented significant new tariffs and export restrictions affecting a broad range of countries, commodities and industries. These actions have prompted retaliatory measures from certain foreign governments, including the imposition of tariffs and export controls. As of September 2025, while some of these measures have been delayed, a number of the new tariffs remain in effect, including substantial trade sanctions between the United States and China. China has imposed restrictions on the export of certain rare earth minerals which are critical to our products.
These tariffs, trade sanctions, and/or restrictions on the export of certain rare earth minerals used in our products did not have a material impact on our business, financial condition, operational results and/or cash flows in the first quarter of fiscal 2026.
As a global company with a substantial and diversified manufacturing footprint our diverse manufacturing footprint provides us with some insulation against these tariffs, trade sanctions, and other geopolitical challenges. Our geographically diverse supply chain combined with the internal production of many of our most critical technology in-feeds provides adaptability and optionality that benefits our customers. As the tariff, trade sanctions, and export restrictions become clearer, we expect to identify opportunities to mitigate their impact. However, we operate in a dynamic geopolitical environment, and we are not immune to any sustained disruption in global trade conditions. Such disruptions could create future headwinds for the Company and may result in revenue reduction, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, results of operations and cash flows.
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
Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K dated August 15, 2025 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.
New Accounting Standards
See Note 2. Recently Issued Financial Accounting Standards to our unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three months ended September 30, 2025 and 2024 ($ in millions) (1):

	Three Months Ended September 30, 2025		Three Months Ended September 30, 2024
		% of Revenues		% of Revenues
Total revenues	$1,581	100%	$1,348	100%
Cost of goods sold	1,002	63	888	66
Gross margin	579	37	460	34
Operating expenses:
Research and development	155	10	132	10
Selling, general and administrative	252	16	229	17
Restructuring charges	19	1	24	2
Impairment of assets held-for-sale	9	1	—	—
Gain on sale of business	(115)	(7)	—	—
Interest and other, net	42	3	56	4
Earnings before income taxes	217	14	19	1
Income taxes	(8)	(1)	(6)	—
Net earnings	225	14	25	2
Net loss attributable to noncontrolling interests	(1)	—	(1)	—
Net earnings attributable to Coherent Corp.	$226	14%	$26	2%

Diluted earnings (loss) per share	$1.19		$(0.04)
(1) Some amounts may not add due to rounding.
Consolidated
Revenues. Revenues for the three months ended September 30, 2025 increased 17% to $1,581 million, compared to $1,348 million for the same period last fiscal year. Revenues increased $226 million (26%) in the Datacenter & Communications segment. Revenue growth in our Datacenter business was fueled by continued strong AI datacenter demand, while our Communications business benefited from increased demand in both data center interconnect and traditional telecom applications. In the Industrial segment, revenue increased $7 million (1%) primarily due to increased volumes in our precision manufacturing, semiconductor capital equipment and automotive markets. This growth was partially offset by the divestiture of our aerospace and defense business on September 2, 2025.
Gross margin. Gross margin for the three months ended September 30, 2025 was $579 million, or 37% of total revenues, compared to $460 million, or 34% of total revenues, for the same period last fiscal year, an increase of 252 basis points. The increase as a percent of revenue for the three months ended September 30, 2025 was primarily due to higher revenue volume, product cost reductions and yield improvements in the Datacenter & Communications segment. In addition, gross margin was favorably impacted by pricing optimization in both the Datacenter & Communications and Industrial segments.
Research and development. Research and development (“R&D”) expenses for the three months ended September 30, 2025 were $155 million, or 10% of revenues, compared to $132 million, or 10% of revenues, for the same period last fiscal year. The increase of $23 million in R&D expenses was primarily related to continued investment in our product portfolios, particularly in our Datacenter & Communications segment. We continue to prioritize R&D investments in projects with the highest expected return-on-investment, supporting our long-term growth strategy.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2025 were $252 million, or 16% of revenues, compared to $229 million, or 17% of revenues, for the same period last fiscal year. The decrease in SG&A as a percentage of revenue for the three months ended September 30, 2025 was primarily the result of higher sales volumes and efficiencies achieved from cost reduction initiatives partially offset by higher integration and divestiture-related consulting costs, as well as higher share-based compensation expense.

Restructuring charges. Restructuring charges for the three months ended September 30, 2025 were $19 million and consisted primarily of employee termination costs and move costs due to the consolidation and closure of certain manufacturing sites. Restructuring charges for the three months ended September 30, 2024 were $24 million and consisted of impairment losses associated with the sale of our Newton Aycliffe business, accelerated depreciation, and move costs due to the consolidation of certain manufacturing sites. See Note 17. Restructuring Plans included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Impairment of assets held-for-sale. Impairment of assets held-for-sale for the three months ended September 30, 2025 were $9 million, or 1% of revenues and represented non-cash impairment charges to reduce our carrying value in entities that continue to meet the held-for-sale criteria at September 30, 2025 to their estimated fair value. See Note 18. Assets Held-for-Sale and Sale of Business included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Gain on sale of business. Gain on sale of business for the three months ended September 30, 2025 was $115 million, or 7% of revenues and represented the gain on the sale of our aerospace and defense business. See Note 18. Assets Held-for-Sale and Sale of Business included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Interest and other, net. Interest and other, net expense for the three months ended September 30, 2025 was $42 million, compared to $56 million for the same period in the prior fiscal year, a decrease of $14 million. Included in Interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, losses on debt extinguishment, equity gains and losses from unconsolidated investments, and interest and dividend income on cash balances. For the three months ended September 30, 2025, the decrease of $14 million in comparison to the same period last fiscal year was driven by $11 million lower foreign exchange net losses, $8 million lower interest expense and a $7 million gain on sale from an equity investment partially offset by $5 million lower interest income and $5 million higher debt extinguishment and debt transaction fees. The $11 million lower foreign exchange net losses were primarily due to lower volatility of exchange rates during the three months ended September 30, 2025. The $8 million lower interest expense was primarily due to lower interest expense on our Term Loans resulting from lower balances and lower interest rates partially offset by lower interest expense benefit from our interest rate cap and swap. The $5 million lower interest and dividend income was primarily due to decreases in interest rates earned on investments as well as the decrease in average cash and restricted cash balances.
Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2025 was a 4% benefit compared to a benefit of 29% for the same period in the prior fiscal year. The variance from the U.S. statutory rate of 21% was primarily due to discrete benefits related to German tax law changes, an uncertain tax position release and differences in tax rates between U.S. and foreign jurisdictions.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the three months ended September 30, 2025 was $1 million, consistent with the same period in the prior fiscal year. This amount represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC. See Note 11. Noncontrolling Interests included in Item 1 of this Quarterly Report on Form 10-Q for further information.

Segment Reporting
Revenues and segment profit for the Company’s reportable segments are discussed below. Our CODM evaluates each segment’s operations for decision-making and performance assessment based on segment revenue and segment profit, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, direct sales, marketing and administrative expenses. Segment profit does not include share-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring charges, impairment charges on assets held-for-sale, gain on sale of businesses and certain other charges. Additionally, we do not allocate Corporate strategic research and development, strategic marketing and sales expenses and shared general and administrative expenses, as these expenses are not directly attributable to our operating segments. Management believes segment profit to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 13. Segment Reporting, to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information on the Company’s reportable segments and for the reconciliation of the Company’s segment profit to earnings (loss) before income taxes, which is incorporated herein by reference. Effective July 1, 2025, we report our financial results in the following two designated segments: (i) Datacenter & Communications and (ii) Industrial.
Comparative prior period segment information has been recast to conform to the new segments.
Datacenter & Communications ($ in millions)

	Three Months Ended September 30,		% Increase
	2025	2024
Revenues	$1,090	$864	26%
Segment profit	$269	$219	23%
Revenues for the three months ended September 30, 2025 increased 26% to $1,090 million, compared to $864 million for the same period in the prior fiscal year. The increase in revenue of $226 million during the three months ended September 30, 2025 was due to increases in our Datacenter business driven primarily by continued strong AI datacenter demand and growth in our Communications business revenue due to higher demand in the data center interconnect as well as traditional telecom applications.
Segment profit for the three months ended September 30, 2025 increased 23% to $269 million, compared to segment profit of $219 million for the same period last fiscal year. The increase in segment profit for the three months ended September 30, 2025 was primarily driven by higher revenues, partially offset by increased R&D investments in our product portfolio.
Industrial ($ in millions)

	Three Months Ended September 30,		% Increase (Decrease)
	2025	2024
Revenues	$491	$484	1%
Segment profit	$117	$69	69%
Revenues for the three months ended September 30, 2025 increased 1% to $491 million, compared to revenues of $484 million for the same period in the prior fiscal year. Compared to the three months ended September 30, 2024, Industrial revenues increased $7 million year-over-year, primarily due to increased volumes in our precision manufacturing, semiconductor capital equipment and automotive markets. The revenue growth was partially offset by the divestiture of our aerospace and defense business on September 2, 2025.
Segment profit for the three months ended September 30, 2025 increased 69% to $117 million, compared to segment profit of $69 million for the same period last fiscal year, primarily driven by lower manufacturing costs, improvements in pricing optimization and favorable product mix.

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
Sources (uses) of cash ($ in millions):

	Three Months Ended September 30,
	2025	2024
Net cash provided by operating activities	$46	$153
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	21	24
Effect of exchange rate changes on cash and cash equivalents and other items	(1)	31
Proceeds from long-term borrowings and revolving credit facilities	1,342	—
Payment of dividends	(11)	—
Debt issuance costs	(9)	—
Proceeds from the sale of business	391	27
Proceeds from sale of equity investment	10	—
Other items	—	(1)
Payments in satisfaction of employees’ minimum tax obligations	(37)	(32)
Payments on borrowings under revolving credit facilities	(77)	—
Payments on existing debt	(1,651)	(118)
Additions to property, plant & equipment	(104)	(92)
Operating activities:
Net cash provided by operating activities was $46 million for the three months ended September 30, 2025 compared to $153 million for the same period in the prior fiscal year. The decrease in cash flows provided by operating activities during the three months ended September 30, 2025 compared to the same period in the prior fiscal year was primarily due to increases in inventories and accounts receivable as a result of higher revenues partially offset by higher accounts payable and higher net earnings.
Investing activities:
Net cash provided by investing activities was $297 million for the three months ended September 30, 2025, compared to net cash used of $66 million for the same period in the prior fiscal year. The increase was primarily due to $391 million cash received from the sale of a business, net of fees.
Financing activities:
Net cash used in financing activities was $421 million for the three months ended September 30, 2025, compared to $126 million for the same period in the prior fiscal year. Net cash outflows for both periods were primarily attributable to payments on existing debt obligations.

Senior Credit Facilities
On September 26, 2025, the Company entered into Amendment No. 4 (“Amendment No. 4”) and Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement. Under Amendment No. 4, (i) the existing revolving credit commitments were refinanced and replaced with new senior secured revolving credit commitments, (ii) $350 million of senior secured incremental revolving credit commitments were added, increasing the total revolving credit facility to $700 million (the “2025 Revolving Loans”), including a letter of credit sub-facility of up to $100 million, and (iii) a $1,250 million new tranche of senior secured incremental term A loans was added (the “2025 Incremental Term A Loans”), the proceeds of which were used, in part, to repay all outstanding principal, interest and fees under the initial term A loans. As amended, the 2025 Revolving Loans and the 2025 Incremental Term A Loans each bear interest at an adjusted SOFR rate subject to a 0.00% floor plus a range of 1.25% to 2.25% based on the Company’s total net leverage ratio. The interest rate applicable to the 2025 Revolving Loans and the 2025 Incremental Term A Loans is initially a SOFR-based rate plus 1.50% as of September 30, 2025. The 2025 Revolving Loans and the 2025 Incremental Term A Loans mature on the earlier of September 26, 2030 or a “Springing Maturity Date,” which is a date that is 91 days prior to the stated maturity of either (i) the Company’s unsecured senior notes or (ii) the term B loans then outstanding if, on such 91st day, the applicable senior notes or term B loans remain outstanding and liquidity is less than (x) $250 million plus (y) the aggregate outstanding principal amount of such notes or term B loans, as applicable. Under Amendment No. 5, the outstanding New Term B-2 Loans were replaced with an equal amount of new term loans (the “New Term B-3 Loans”) having substantially similar terms as the New Term B-2 Loans, except with respect to the interest rate applicable to the New Term B-3 Loans and certain other provisions. As further amended, the New Term B-3 Loans bear interest at a SOFR-based rate (subject to a 0.50% floor) plus 1.75% as of September 30, 2025. The New Term B-3 Loans will mature on July 1, 2029.
In relation to the Term Facilities, the Company incurred expense of $41 million for the three months ended September 30, 2025, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap (through September 30, 2024), reduced interest expense by $6 million during the three months ended September 30, 2025.
During the three months ended September 30, 2025, the Company made payments of $400 million for the Term Facilities, all of which were voluntary payments.
As of September 30, 2025, the Company had $10 million in borrowings outstanding under the Revolving Credit Facility.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	September 30, 2025	June 30, 2025
Cash and cash equivalents	$853	$909
Restricted cash, current	23	9
Restricted cash, non-current	678	715
Available borrowing capacity under Revolving Credit Facility	655	315
Total debt obligations	3,308	3,687
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
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of September 30, 2025, the Company held approximately $802 million of cash, cash equivalents and restricted cash outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.

At September 30, 2025, we had $700 million of restricted cash, which includes $697 million at our Silicon Carbide LLC that is restricted for use by only that subsidiary.
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
Interest Rate Risks
As of September 30, 2025, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. On February 23, 2022, we entered into an interest rate cap (the “Cap”), amended on March 20, 2023, with an effective date of July 1, 2023. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $7 million for the three months ended September 30, 2025.
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

Item 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2025 and additional risk factors that may be identified from time to time in filings of the Company, any of which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.    OTHER INFORMATION
During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K.

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

Coherent Corp.
(Registrant)

Date: November 5, 2025	By:	/s/ James R. Anderson
James R. Anderson Chief Executive Officer

Date: November 5, 2025	By:	/s/ Sherri Luther
Sherri Luther Chief Financial Officer and Treasurer