Form 10-Q
period 2025-12-31
COHERENT CORP.
filed 2026-02-04
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2025

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
At February 2, 2026, 187,481,852 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	December 31, 2025	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$863,739	$909,200
Restricted cash, current	35,451	8,897
Accounts receivable - less allowance for doubtful accounts of $12,856 at December 31, 2025 and $12,189 at June 30, 2025	1,054,611	964,051
Inventories	1,847,907	1,437,636
Prepaid and refundable income taxes	44,086	55,773
Prepaid and other current assets	547,593	551,597
Total Current Assets	4,393,387	3,927,154
Property, plant & equipment, net	2,116,957	1,877,507
Goodwill	4,462,786	4,471,084
Other intangible assets, net	3,064,069	3,204,747
Deferred income taxes	69,091	53,407
Restricted cash, non-current	629,606	714,816
Other assets	351,821	662,221
Total Assets	$15,087,717	$14,910,936
Liabilities, Mezzanine Equity and Equity
Current Liabilities
Current portion of long-term debt	$106,463	$188,306
Accounts payable	1,118,506	846,984
Accrued compensation and benefits	243,088	258,650
Operating lease current liabilities	43,021	41,575
Accrued income taxes payable	127,977	123,762
Other accrued liabilities	312,033	335,564
Total Current Liabilities	1,951,088	1,794,841
Long-term debt	3,245,403	3,498,615
Deferred income taxes	643,250	711,717
Operating lease liabilities	151,638	165,162
Other liabilities	208,054	259,318
Total Liabilities	6,199,433	6,429,653
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 0 and 215,000 shares at December 31, 2025 and June 30, 2025, respectively; redemption value - $0 and $2,540,110, respectively	—	2,483,261
Shareholders' Equity
Common stock, no par value; authorized - 300,000,000 shares; issued - 204,185,841 shares at December 31, 2025; 171,849,325 shares at June 30, 2025	7,674,290	5,056,168
Accumulated other comprehensive income (AOCI)	355,348	372,037
Retained earnings	922,338	584,374
	8,951,976	6,012,579
Treasury stock, at cost; 16,763,485 shares at December 31, 2025 and 16,294,119 shares at June 30, 2025	(412,680)	(368,065)
Total Coherent Corp. Shareholders’ Equity	8,539,296	5,644,514
Noncontrolling interests (NCI)	348,988	353,508
Total Equity	8,888,284	5,998,022
Total Liabilities, Mezzanine Equity and Equity	$15,087,717	$14,910,936
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended December 31,
	2025	2024
Revenues	$1,685,629	$1,434,665

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	1,062,809	925,314
Research and development	165,708	143,852
Selling, general and administrative	258,488	220,612
Restructuring charges	3,609	8,021
Impairment of assets held-for-sale	11,012	—
Interest expense	45,937	64,278
Other income, net	(29,922)	(55,816)
Total Costs, Expenses, & Other Expense	1,517,641	1,306,261

Earnings Before Income Taxes	167,988	128,404

Income Tax Expense	24,174	26,862

Net Earnings	143,814	101,542
Net Loss Attributable to Noncontrolling Interests	(2,903)	(1,843)
Net Earnings Attributable to Coherent Corp.	146,717	103,385
Less: Dividends on Preferred Stock	1,623	32,262
Net Earnings Available to the Common Shareholders	$145,094	$71,123

Basic Earnings Per Share	$0.87	$0.46

Diluted Earnings Per Share	$0.76	$0.44
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Six Months Ended December 31,
	2025	2024
Revenues	$3,267,007	$2,782,800

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	2,064,987	1,813,317
Research and development	320,585	275,454
Selling, general and administrative	510,572	449,580
Restructuring charges	22,885	32,385
Impairment of assets held-for-sale	20,112	—
Gain on sale of business	(115,211)	—
Interest expense	104,658	130,922
Other income, net	(46,455)	(66,565)
Total Costs, Expenses, & Other Expense	2,882,133	2,635,093

Earnings Before Income Taxes	384,874	147,707

Income Tax Expense	15,864	21,304

Net Earnings	369,010	126,403
Net Loss Attributable to Noncontrolling Interests	(4,056)	(2,869)
Net Earnings Attributable to Coherent Corp.	373,066	129,272
Less: Dividends on Preferred Stock	35,102	64,095
Net Earnings Available to the Common Shareholders	$337,964	$65,177

Basic Earnings Per Share	$2.09	$0.42

Diluted Earnings Per Share	$1.95	$0.41
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Net earnings	$143,814	$101,542	$369,010	$126,403
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	19,174	(432,264)	(8,423)	(141,990)
Change in fair value of interest rate instruments, net of taxes of $(969) and $(2,157) for the three and six months ended December 31, 2025, respectively; and $2,199 and $(2,198) for the three and six months ended December 31, 2024, respectively	(3,487)	(1,426)	(7,875)	(20,181)
Pension adjustment, net of taxes of $0 for the three and six months ended December 31, 2025 and December 31, 2024	(99)	(429)	(855)	(584)
Comprehensive Income (Loss)	159,402	(332,577)	351,857	(36,352)
Comprehensive Loss Attributable to Noncontrolling Interests	(2,903)	(1,843)	(4,056)	(2,869)
Foreign Currency Translation Adjustments Attributable to Noncontrolling Interests	(23)	(950)	(464)	(399)
Comprehensive Income (Loss) Attributable to Coherent Corp.	$162,328	$(329,784)	$356,377	$(33,084)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Six Months Ended December 31,
	2025	2024
Cash Flows from Operating Activities
Net earnings	$369,010	$126,403
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	108,494	128,627
Amortization	139,954	143,578
Share-based compensation expense	86,902	75,689
Amortization of debt issuance costs	12,199	10,418
Non-cash restructuring and impairment charges	20,642	18,370
Loss on disposal of property, plant and equipment	148	67
Unrealized gains on foreign currency remeasurements and transactions	(8,483)	(9,529)
Earnings from equity investments	(276)	(501)
Deferred income taxes	(73,064)	(59,618)
Gain on sale of business	(115,211)	—
Gain on sale of equity investment	(21,538)	—
Loss on debt extinguishment	3,056	—
Increase (decrease) in cash from changes in (net of effect of acquisitions):
Accounts receivable	(91,387)	(38,849)
Inventories	(421,373)	(66,521)
Accounts payable	205,571	48,020
Contract liabilities	(8,256)	(9,845)
Income taxes	(29,178)	8,821
Accrued compensation and benefits	(15,562)	1,076
Other operating net assets (liabilities)	(57,793)	(35,847)
Net cash provided by operating activities	103,855	340,359
Cash Flows from Investing Activities
Additions to property, plant & equipment	(257,544)	(197,667)
Proceeds from sale of equity investment	31,531	—
Proceeds from the sale of business, net of fees	385,797	27,000
Other investing activities	(1,517)	(1,126)
Net cash provided by (used in) investing activities	158,267	(171,793)
Cash Flows from Financing Activities
Proceeds from borrowings of Term A Facility	1,250,000	—
Proceeds from borrowings of Term B Facility	3,267	—
Proceeds from borrowings of revolving credit facilities	313,577	—
Payments on existing debt	(1,659,425)	(250,210)
Payments on borrowings under revolving credit facilities	(251,334)	—
Debt issuance costs	(9,101)	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	30,087	29,234
Payments in satisfaction of employees' minimum tax obligations	(44,616)	(45,042)
Cash dividends paid	(11,438)	—
Other financing activities	555	(455)
Net cash used in financing activities	(378,428)	(266,473)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	12,189	(23,137)
Net decrease in cash, cash equivalents, and restricted cash	(104,117)	(121,044)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,632,913	1,789,686
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,528,796	$1,668,642
Supplemental Information
Cash paid for interest	$103,023	$142,485
Cash paid for income taxes	$100,545	$66,367
Non-Cash Investing and Financing Activities
Additions to property, plant & equipment included in accounts payable	$126,330	$74,368
Conversions of Series B preferred stock to common stock	$2,506,885	$—

See Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows.

	December 31,
	2025	2024
Cash and cash equivalents	$863,739	$917,815
Restricted cash, current	35,451	11,826
Restricted cash, non-current	629,606	739,001
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$1,528,796	$1,668,642

Coherent Corp and Subsidiaries
Condensed Consolidated Statements of Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		AOCI	Retained Earnings	Treasury Stock		NCI	Total	Mezzanine Equity
	Shares	Amount			Shares	Amount			Pref Shares	Amount
Balance - June 30, 2025	171,849	$5,056,168	$372,037	$584,374	(16,294)	$(368,065)	$353,508	$5,998,022	215	$2,483,261
Share-based and deferred compensation	1,810	62,558	—	—	(412)	(37,443)	—	25,115	—	—
Net earnings (loss)	—	—	—	226,349	—	—	(1,153)	225,196	—	—
Foreign currency translation adjustments	—	—	(27,156)	—	—	—	(441)	(27,597)	—	—
Change in fair value of interest rate instruments, net of taxes of $(1,188)	—	—	(4,388)	—	—	—	—	(4,388)	—	—
Pension adjustment, net of taxes of $0	—	—	(756)	—	—	—	—	(756)	—	—
Dividends	—	—	—	(33,479)	—	—	—	(33,479)	—	22,041
Balance - September 30, 2025	173,659	$5,118,726	$339,737	$777,244	(16,706)	$(405,508)	$351,914	$6,182,113	215	$2,505,302
Share-based and deferred compensation	405	48,679	—	—	(57)	(7,172)	—	41,507	—	—
Conversion of Series B preferred stock	30,122	2,506,885	—	—	—	—	—	2,506,885	(215)	(2,506,885)
Net earnings (loss)	—	—	—	146,717	—	—	(2,903)	143,814	—	—
Foreign currency translation adjustments	—	—	19,197	—	—	—	(23)	19,174	—	—
Change in fair value of interest rate instruments, net of taxes of $(969)	—	—	(3,487)	—	—	—	—	(3,487)	—	—
Pension adjustment, net of taxes of $0	—	—	(99)	—	—	—	—	(99)	—	—
Dividends	—	—	—	(1,623)	—	—	—	(1,623)	—	1,583
Balance - December 31, 2025	204,186	$7,674,290	$355,348	$922,338	(16,763)	$(412,680)	$348,988	$8,888,284	—	$—

	Common Stock		AOCI	Retained Earnings	Treasury Stock			Total	Mezzanine Equity
	Shares	Amount			Shares	Amount	NCI		Pref Shares	Amount
Balance - June 30, 2024	168,408	$4,857,657	$2,640	$664,940	(15,629)	$(315,122)	$371,392	$5,581,507	215	$2,364,772
Share-based and deferred compensation	2,136	56,015	—	3	(399)	(29,923)	—	26,095	—	—
Net earnings (loss)	—	—	—	25,887	—	—	(1,026)	24,861	—	—
Foreign currency translation adjustments	—	—	289,723	—	—	—	551	290,274	—	—
Change in fair value of interest rate instruments, net of taxes of $(4,397)	—	—	(18,755)	—	—	—	—	(18,755)	—	—
Pension adjustment, net of taxes of $0	—	—	(155)	—	—	—	—	(155)	—	—
Dividends	—	—	—	(31,833)	—	—	—	(31,833)	—	31,833
Balance - September 30, 2024	170,544	$4,913,672	$273,453	$658,997	(16,028)	$(345,045)	$370,917	$5,871,994	215	$2,396,605
Share-based and deferred compensation	571	43,407	—	(3)	(143)	(14,212)	—	29,192	—	—
Net earnings (loss)	—	—	—	103,385	—	—	(1,843)	101,542	—	—
Foreign currency translation adjustments	—	—	(431,314)	—	—	—	(950)	(432,264)	—	—
Change in fair value of interest rate instruments, net of taxes of $2,199	—	—	(1,426)	—	—	—	—	(1,426)	—	—
Pension adjustment, net of taxes $0	—	—	(429)	—	—	—	—	(429)	—	—
Dividends	—	—	—	(32,262)	—	—	—	(32,262)	—	32,262
Balance - December 31, 2024	171,115	$4,957,079	$(159,716)	$730,117	(16,171)	$(359,257)	$368,124	$5,536,347	215	$2,428,867
See Notes to Condensed Consolidated Financial Statements.

Note 1.    Basis of Presentation
Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three and six months ended December 31, 2025 and 2024 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2025 and in Exhibit 99.1 to our Current Report on Form 8-K dated December 16, 2025 in which we retrospectively recast historical segment reporting to reflect our current organizational structure. The condensed consolidated results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2025 was derived from the Company’s audited consolidated financial statements.
Certain prior year amounts have been reclassified for consistency with the current year presentation.

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
The following tables summarize disaggregated revenue by market ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
Markets	2025	2024	2025	2024
Datacenter & Communications	$1,207,950	$904,546	$2,297,950	$1,768,188
Industrial	477,679	530,119	969,057	1,014,612
Total Revenues	$1,685,629	$1,434,665	$3,267,007	$2,782,800
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities generally relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligations have been satisfied. During the six months ended December 31, 2025, we recognized revenue of $48 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025. We had $65 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of December 31, 2025. As of December 31, 2025, $58 million of contract liabilities is included within Other accrued liabilities, and $7 million is included within Other liabilities on the Condensed Consolidated Balance Sheet.
Note 4.    Inventories
The components of inventories were as follows ($000):

	December 31, 2025	June 30, 2025
Raw materials	$484,594	$394,682
Work in progress	1,097,374	824,360
Finished goods	265,939	218,594
Total inventories	$1,847,907	$1,437,636

Note 5.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	December 31, 2025	June 30, 2025
Land and improvements	$59,527	$59,543
Buildings and improvements	935,704	881,578
Machinery and equipment	2,486,524	2,188,509
Construction in progress	348,182	363,129
	3,829,937	3,492,759
Less accumulated depreciation and amortization	(1,712,980)	(1,615,252)
Property, plant, and equipment, net	$2,116,957	$1,877,507
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
Changes in the carrying amount of goodwill were as follows ($000):

	Six Months Ended December 31, 2025
	Networking	Materials	Lasers	Datacenter & Communications	Industrial	Total
Balance-beginning of period	$1,038,439	$241,467	$3,191,178	$—	$—	$4,471,084
Segment change	(1,038,439)	(241,467)	(3,191,178)	1,150,570	3,320,514	—
Balance-beginning of period	—	—	—	1,150,570	3,320,514	4,471,084
Other reclassifications(1)	—	—	—	—	28,436	28,436
Foreign currency translation	—	—	—	(175)	(36,559)	(36,734)
Balance-end of period	$—	$—	$—	$1,150,395	$3,312,391	$4,462,786

(1) Other reclassifications include adjustments to goodwill classified as held-for-sale. See Note 18. Assets Held-for-Sale and Sale of Business for further information.
We test goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows ($000):

	December 31, 2025			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,515,544	$(550,892)	$964,652	$1,534,066	$(513,181)	$1,020,885
Trade Names	438,470	(8,470)	430,000	438,471	(8,471)	430,000
Customer Lists	2,432,796	(763,379)	1,669,417	2,440,834	(686,972)	1,753,862
Backlog and Other	84,804	(84,804)	—	90,121	(90,121)	—
Total	$4,471,614	$(1,407,545)	$3,064,069	$4,503,492	$(1,298,745)	$3,204,747

Note 7.    Debt
The components of debt as of the dates indicated were as follows ($000):

	December 31, 2025	June 30, 2025
Term A Facility, interest at adjusted SOFR, as defined, plus 1.50%	$1,242,188	$624,375
Revolving Credit Facility, interest at SOFR, as defined, plus 1.50%	60,000	—
Debt issuance costs, Term A Facility and Revolving Credit Facility	(11,806)	(8,141)
Term B Facility, interest at adjusted SOFR, as defined, plus 1.75%	1,080,000	2,102,358
Debt issuance costs, Term B Facility	(24,352)	(36,478)
Borrowings on local lines of credit	4,176	2,091
Facility construction loan in Germany	16,123	17,682
5.000% Senior Notes	990,000	990,000
Debt issuance costs and discount, Senior Notes	(4,463)	(4,966)

Total debt	3,351,866	3,686,921
Current portion of long-term debt	(106,463)	(188,306)
Long-term debt, less current portion	$3,245,403	$3,498,615
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

On September 26, 2025, the Company entered into Amendment No. 4 (“Amendment No. 4”) and Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement. Under Amendment No. 4, (i) the existing revolving credit commitments were refinanced and replaced with new senior secured revolving credit commitments, (ii) $350 million of senior secured incremental revolving credit commitments were added, increasing the total revolving credit facility to $700 million (the “2025 Revolving Loans”), including a letter of credit sub-facility of up to $100 million, and (iii) a $1,250 million new tranche of senior secured incremental term A loans was added (the “2025 Incremental Term A Loans”), the proceeds of which were used, in part, to repay all outstanding principal, interest and fees of term A loans outstanding under the Credit Agreement (the “Existing Term A Loans”). As amended, the 2025 Revolving Loans and the 2025 Incremental Term A Loans each bear interest at an adjusted SOFR rate subject to a 0.00% floor plus a range of 1.25% to 2.25% based on the Company’s total net leverage ratio. The interest rate applicable to the 2025 Revolving Loans and the 2025 Incremental Term A Loans is initially a SOFR-based rate plus 1.50% as of December 31, 2025. The 2025 Revolving Loans and the 2025 Incremental Term A Loans mature on the earlier of September 26, 2030 or a “Springing Maturity Date,” which is a date that is 91 days prior to the stated maturity of either (i) the Company’s unsecured senior notes or (ii) the term B loans then outstanding if, on such 91st day, the applicable senior notes or term B loans remain outstanding and liquidity is less than (x) $250 million plus (y) the aggregate outstanding principal amount of such notes or term B loans, as applicable. Under Amendment No. 5, the outstanding New Term B-2 Loans were replaced with an equal amount of new term loans (the “New Term B-3 Loans”) having substantially similar terms as the New Term B-2 Loans, except with respect to the interest rate applicable to the New Term B-3 Loans and certain other provisions. As further amended, the New Term B-3 Loans bear interest at a SOFR-based rate (subject to a 0.50% floor) plus 1.75% as of December 31, 2025. The New Term B-3 Loans will mature on July 1, 2029.
Debt extinguishment costs related to the termination of the Existing Term Loans of $3 million were expensed in Other expense (income), net in the Condensed Consolidated Statement of Earnings during the six months ended December 31, 2025.
In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap and swap, of $33 million and $79 million in the three and six months ended December 31, 2025, respectively, and $52 million and $106 million in the three and six months ended December 31, 2024, respectively, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss).
On July 1, 2023, our interest rate cap became effective, which together with our interest rate swap (through September 30, 2024), reduced interest expense by $5 million and $11 million during the three and six months ended December 31, 2025, respectively, and $7 million and $21 million in the three and six months ended December 31, 2024, respectively. The amortization of debt issuance costs included in interest expense was $2 million and $12 million in the three and six months ended December 31, 2025, respectively, and $4 million and $9 million in the three and six months ended December 31, 2024, respectively. Debt issuance costs are presented as a reduction to debt within the long-term debt caption in the Condensed Consolidated Balance Sheets.
As of December 31, 2025, the Company was in compliance with all covenants under the Senior Credit Facilities.
The Company had aggregate availability of $608 million under its Revolving Credit Facility as of December 31, 2025.
Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the acquisition of Coherent, Inc., two of which were repaid prior to June 30, 2024. The aggregate principal amount outstanding under the remaining assumed term loan is $16 million as of December 31, 2025 and is for a Facility Construction Loan in Germany due in 2030 that bears interest at 1.55% per annum. Payments are made quarterly.
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
In relation to the Senior Notes, the Company incurred interest expense of $13 million and $25 million in each of the three and six months ended December 31, 2025 and December 31, 2024, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of December 31, 2025, the Company was in compliance with all covenants under the Indenture.
Note 8.    Income Taxes
The Company’s fiscal year-to-date effective income tax rate was 4% at December 31, 2025 compared to 14% for the same period in the prior fiscal year. The variance from the U.S. statutory federal income tax rate of 21% was primarily driven by differences between U.S. and foreign tax rates and discrete tax benefits related to German tax law changes, releases of uncertain tax positions, and stock-based compensation windfalls.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of December 31, 2025 and June 30, 2025, the Company’s gross unrecognized tax benefit, excluding interest and penalties, was $67 million and $124 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. Due to the U.S. valuation allowance, a large portion of the gross unrecognized tax benefit will not impact the tax rate if recognized. As of December 31, 2025, $6 million of the gross unrecognized tax benefit would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $7 million and $9 million at December 31, 2025 and June 30, 2025, respectively.
Fiscal years 2022 to 2025 remain open to examination by the Internal Revenue Service, fiscal years 2021 to 2025 remain open to examination by certain state jurisdictions, and fiscal years 2012 to 2025 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination in New York City for the years ended June 30, 2023 through June 30, 2024 and for certain subsidiary companies in Vietnam for the years ended June 30, 2017 through September 30, 2021; Malaysia for the years ended June 30, 2021 through June 30, 2023; Singapore for the year ended June 30, 2023; United Kingdom for the years ended June 30, 2022 through June 30, 2023; Spain for the years ended June 30, 2023 through June 30, 2024; and Germany for the years ended September 30, 2012 through June 30, 2021. The Company believes its income tax reserves for these tax matters are adequate.
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
The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, remaining lease terms, and discount rates ($000):

	Three Months Ended December 31, 2025	Six Months Ended December 31, 2025
Finance lease cost
Interest on lease liabilities	$215	$436
Total finance lease cost	215	436
Operating lease cost	14,877	29,255
Sublease income	(484)	(812)
Total lease cost	$14,608	$28,879

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$215	$436
Operating cash flows from operating leases	14,762	29,079
Financing cash flows from finance leases	469	931

Weighted-average remaining lease term (in years)
Finance leases	6.0
Operating leases	5.9

Weighted-average discount rate
Finance leases	5.6%
Operating leases	6.9%

	Three Months Ended December 31, 2024	Six Months Ended December 31, 2024
Finance lease cost
Amortization of right-of-use assets	$417	$833
Interest on lease liabilities	240	486
Total finance lease cost	657	1,319
Operating lease cost	14,095	28,354
Total lease cost	$14,752	$29,673

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$240	$246
Operating cash flows from operating leases	13,918	27,572
Financing cash flows from finance leases	425	462
Note 10.    Equity and Redeemable Preferred Stock
As of December 31, 2025, the Company’s amended and restated articles of incorporation authorize our board of directors, without the approval of our shareholders, to issue 5 million shares of our preferred stock. As of December 31, 2025, 2.3 million shares of mandatory preferred convertible shares had been previously issued and converted to Common Stock. In the quarter ended December 31, 2025, 75,000 shares and 140,000 shares of previously issued Series B-1 (“Series B-1 Preferred Stock”) and B-2 convertible preferred stock (“Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), no par value per share, respectively, were converted to 30.1 million shares of Common Stock. The majority of the Series B-1 and B-2 convertible preferred stock was converted by the holder and the remainder was converted by the Company. No Series B convertible preferred stock is outstanding at December 31, 2025. As a result of the conversion, $2.5 billion was reclassified from Mezzanine Equity to Common Stock.
Series B Convertible Preferred Stock - Prior to Conversion in the quarter ended December 31, 2025
In March 2021, the Company issued 75,000 shares of Series B-1 Preferred Stock for $10,000 per share, resulting in an aggregate purchase price of $750 million. On July 1, 2022, the Company issued 140,000 shares of Series B-2 Preferred Stock for $10,000 per share and an aggregate purchase price of $1.4 billion.
The shares of Series B Preferred Stock were convertible into shares of Coherent Common Stock as follows:
•at the election of the holder, each share of Series B Preferred Stock could have been converted into shares of Coherent Common Stock at a conversion price of $85 per share (as it may be adjusted from time to time, the “Conversion Price”); and
•at the election of the Company at the then-applicable Conversion Price if the volume-weighted average price of Coherent Common Stock exceeded 150% of the then-applicable Conversion Price for 20 trading days out of any 30 consecutive trading days.
The issued shares of Series B Preferred Stock had voting rights, voting as one class with the Coherent Common Stock, on an as-converted basis, subject to limited exceptions.
The Series B Preferred Stock was initially measured at fair value less issuance costs, accreted to its redemption value over a 10-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings (Loss) Available to Common Shareholders.
Preferred stock dividends are presented as a reduction to Retained earnings on the Condensed Consolidated Balance Sheets. The Company entered into an agreement with the holder of the Series B Preferred Stock to waive dividends effective November 20, 2025. Due to the conversion of the Series B Preferred Stock to Common Stock in the quarter ended December 31, 2025, no dividends were declared or paid for the quarter ended December 31, 2025.
The following table presents dividends per share and dividends recognized:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Dividends per share	$8	$150	$163	$298
Dividends ($000)	—	30,727	31,751	61,075
Deemed dividends ($000)	1,623	1,535	3,351	3,020
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
The following table presents the activity in noncontrolling interests in Silicon Carbide ($000):

	Six Months Ended December 31,
	2025	2024
Balance-beginning of period	$353,508	$371,392
Share of foreign currency translation adjustments	(464)	(399)
Net loss	(4,056)	(2,869)
Balance-end of period	$348,988	$368,124
Note 12.    Earnings Per Share
Basic earnings per common share is computed by dividing net earnings available to the common shareholders by the weighted-average number of shares of common stock outstanding during the period.
Diluted earnings per common share is computed by dividing the diluted earnings available to the common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. Potentially dilutive shares whose effect would have been anti-dilutive are excluded from the computation of diluted earnings per common share.
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the three and six months ended December 31, 2025 and December 31, 2024, diluted shares outstanding include the dilutive effect of the potential shares of Coherent Common Stock issuable from performance and restricted shares.
For the three and six months ended December 31, 2025, diluted earnings per share included the potentially dilutive effect of the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method) until their conversion dates, as their effects were dilutive. For the three and six months ended December 31, 2024, diluted income per share excluded the potentially dilutive effect of the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock (under the If-Converted method), as their effects were anti-dilutive.

The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (000, except per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Numerator
Net earnings attributable to Coherent Corp.	$146,717	$103,385	$373,066	$129,272
Deduct Series B dividends and deemed dividends	(1,623)	(32,262)	(35,102)	(64,095)
Basic earnings available to common shareholders	$145,094	$71,123	$337,964	$65,177

Effect of dilutive securities:
Add back Series B preferred stock dividends	$—	$—	$31,751	$—
Add back Series B deemed dividends	1,623	—	3,351	—
Diluted earnings available to common shareholders	$146,717	$71,123	$373,066	$65,177

Denominator
Weighted average shares	167,512	154,767	161,834	154,197
Effect of dilutive securities:
Common stock equivalents	5,452	5,222	5,043	5,078
Series B Redeemable Preferred Stock	19,793	—	24,838	—
Diluted weighted average common shares	192,757	159,989	191,715	159,275

Basic earnings per common share	$0.87	$0.46	$2.09	$0.42

Diluted earnings per common share	$0.76	$0.44	$1.95	$0.41
The following table presents potential shares of common stock excluded from the calculation of diluted net earnings per share, as their effect would have been anti-dilutive (000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Common stock equivalents	—	—	—	5
Series B Convertible Preferred Stock	—	28,920	—	28,741
Total anti-dilutive shares	—	28,920	—	28,746
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
The following table summarizes selected financial information of our operations by segment and reconciles segment profit to consolidated earnings (loss) before income taxes for the periods presented ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Segment revenue
Datacenter & Communications	$1,207,950	$904,546	$2,297,950	$1,768,188
Industrial	477,679	530,119	969,057	1,014,612
Total segment revenue	1,685,629	1,434,665	3,267,007	2,782,800

Intersegment revenue
Datacenter & Communications	10,663	9,177	19,841	19,768
Industrial	35,399	23,080	56,241	36,468
Elimination of intersegment revenue	(46,062)	(32,257)	(76,082)	(56,236)
Total intersegment revenue	—	—	—	—

Segment cost of goods sold and operating expenses (1)
Datacenter & Communications	912,248	701,245	1,742,131	1,356,138
Industrial	401,310	436,850	796,901	865,793
Total segment cost of goods sold and operating expenses	1,313,558	1,138,095	2,539,032	2,221,931

Segment profit
Datacenter & Communications	306,366	212,478	575,660	431,818
Industrial	111,768	116,349	228,397	185,287
Total segment profit	418,134	328,827	804,057	617,105

Unallocated Corporate expenses
Corporate and centralized function costs (2)	(82,890)	(63,880)	(160,233)	(134,509)
Share-based compensation	(44,646)	(41,012)	(89,329)	(76,490)
Restructuring costs (3)	(3,609)	(8,021)	(22,885)	(32,385)
Gain on sale of business	—	—	115,211	—
Impairment of assets held-for-sale	(11,012)	—	(20,112)	—
Integration, site consolidation and other costs (4)	(21,466)	(7,332)	(43,678)	(18,079)
Amortization of intangibles	(70,508)	(71,716)	(139,954)	(143,578)
Interest expense	(45,937)	(64,278)	(104,658)	(130,922)
Other (income) expense, net	29,922	55,816	46,455	66,565
Earnings before income taxes	$167,988	$128,404	$384,874	$147,707
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
(3)See Note 17. Restructuring Plans for further information.
(4)Integration, site consolidation and other costs are $21 million and $44 million in the three and six months ended December 31, 2025, primarily consisting of consulting and legal costs related to initiatives to integrate recent acquisitions into common technology systems, to divest businesses and simplify legal entity structure. Integration and site consolidation costs in the three and six months ended December 31, 2024 primarily include $4 million and $15 million, respectively, in consulting costs related to projects to integrate recent acquisitions into common technology systems and simplify legal entity structure, and $3 million and $2 million, respectively, of employee severance and retention costs related to sites being shut down as part of our 2023 Restructuring Plan or Synergy and Site Consolidation Plan.
Geographic information for revenues by location of the customer’s headquarters, were as follows ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
North America	$1,076,078	$860,126	$2,078,242	$1,666,883
Europe	192,596	167,300	384,295	336,212
China	187,985	184,036	365,654	353,565
Japan	102,007	101,811	218,331	172,467
Rest of World	126,963	121,392	220,485	253,673
Total	$1,685,629	$1,434,665	$3,267,007	$2,782,800
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
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Stock Options and Cash-Based Stock Appreciation Rights	$1,878	$166	$2,427	$583
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	23,295	23,881	47,401	47,650
Performance Share Awards and Cash-Based Performance Share Unit Awards	16,575	14,757	33,790	23,749
Employee Stock Purchase Plan	2,898	2,208	5,711	4,508
	$44,646	$41,012	$89,329	$76,490

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

On February 23, 2022, we entered into an interest rate cap (the “Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 7. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we began to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. The fair value of the interest rate cap of $7 million and $17 million is recognized in the Condensed Consolidated Balance Sheet within Prepaid and other current assets and Other assets as of December 31, 2025 and June 30, 2025, respectively.
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
We estimated the fair value of the Senior Notes, Term A Facility and Term B Facility (“Debt Facilities”) based on quoted market prices as of the last trading day prior to December 31, 2025; however, the Debt Facilities have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Debt Facilities could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying values of the Debt Facilities are net of unamortized discount and issuance costs. See Note 7. Debt for details on the Company’s Debt Facilities.
The fair value and carrying value of the Debt Facilities were as follows ($000):

	December 31, 2025		June 30, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$987,763	$985,539	$973,190	$985,034
Term A Facility	1,237,530	1,235,212	632,960	616,234
Term B Facility	1,081,350	1,055,648	2,108,938	2,065,880
Our borrowings, including our lease obligations and the Debt Facilities, are considered Level 2 among the fair value hierarchy.
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those investments.
At December 31, 2025, total restricted cash was $665 million, which includes $661 million held by Silicon Carbide LLC and restricted for use only by that subsidiary, and $4 million of cash restricted for other purposes in other entities. At June 30, 2025, total restricted cash was $724 million, which includes $720 million of cash held by Silicon Carbide LLC and restricted for use only by that subsidiary, and $4 million of cash restricted for other purposes in other entities. The restricted cash is invested in money market accounts and time deposits, with maturities of one year or less, that are held-to-maturity, are considered Level 1 among the fair value hierarchy and approximate fair value. Restricted cash that is expected to be spent and released from restriction after 12 months is classified as non-current on the Condensed Consolidated Balance Sheets.
We, from time to time, purchase foreign currency forward exchange contracts that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At December 31, 2025, we had no foreign currency forward contracts. The fair values of these instruments, when outstanding, are measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized gains related to these contracts for the three and six months ended December 31, 2025 were zero and realized gains related to these contracts for the three and six months ended December 31, 2024 were zero and $16 million, respectively, and were included in Other income, net in the Condensed Consolidated Statements of Earnings (Loss).

Note 16.    Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the six months ended December 31, 2025 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Instruments	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income (Loss)
AOCI - June 30, 2025	$381,554	$4,018	$(13,535)	$372,037
Other comprehensive income (loss) before reclassifications	(7,959)	2,854	(855)	(5,960)
Amounts reclassified from AOCI	—	(10,729)	—	(10,729)
Net current-period other comprehensive loss	(7,959)	(7,875)	(855)	(16,689)
AOCI - December 31, 2025	$373,595	$(3,857)	$(14,390)	$355,348
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
In the three and six months ended December 31, 2025, these activities resulted in $12 million and $5 million, respectively, of recoveries primarily for adjustments to employee termination costs previously accrued in both periods. In the six months ended December 31, 2025 the recoveries were partially offset by site move costs. In the three months ended December 31, 2024, these activities resulted in $8 million of charges primarily for site move costs, employee termination costs and accelerated depreciation. In the six months ended December 31, 2024, these activities resulted in $32 million of charges primarily for impairment losses associated with the sale of our Newton Aycliffe business, acceleration of depreciation, employee termination and site move costs.
Activity and accrual balances for the 2023 Plan were as follows for the first two quarters of fiscal 2026 and 2025 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2025	$44,230	$—	$—	$44,230
Restructuring charges	1,237	—	5,268	6,505
Payments	(2,292)	—	—	(2,292)
Asset write-offs and other	1,060	—	(5,268)	(4,208)
Balance - September 30, 2025	44,235	—	—	44,235
Restructuring charges (recoveries)	(13,339)	—	1,707	(11,632)
Payments	(2,054)	—	—	(2,054)
Asset write-offs and other	(943)	—	(1,707)	(2,650)
Balance - December 31, 2025	$27,899	$—	$—	$27,899

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2024	$51,061	$—	$—	$51,061
Restructuring charges (recoveries)	(455)	15,970	8,850	24,365
Payments	(6,796)	—	—	(6,796)
Asset write-offs and other	—	(15,970)	(8,850)	(24,820)
Balance - September 30, 2024	43,810	—	—	43,810
Restructuring charges	2,882	—	5,139	8,021
Payments	(752)	—	—	(752)
Asset write-offs and other	(1,609)	—	(5,139)	(6,748)
Balance - December 31, 2024	$44,331	$—	$—	$44,331
At December 31, 2025, $4 million and $24 million of accrued severance related costs were included in other accrued liabilities and other liabilities on our Condensed Consolidated Balance Sheet, respectively, and are expected to result in cash expenditures through fiscal 2028. The current and prior year severance related net charges are primarily comprised of accruals and adjustments for severance and pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712.
For the three and six months ended December 31, 2025 and December 31, 2024, restructuring costs were primarily incurred in the Datacenter & Communications segment. Restructuring charges (recoveries) are recorded in Restructuring charges in our Condensed Consolidated Statements of Earnings (Loss).
2025 Restructuring Plan
Commencing in the quarter ended March 31, 2025, and as part of the ongoing strategic review of the Company’s business, the Company’s management approved the 2025 Plan. In connection therewith, the Company incurs charges for related severance and benefits, lease and contract termination costs, asset write-offs, facilities move and other restructuring costs. We evaluate restructuring charges in accordance with ASC 420 and ASC 712.
In the three and six months ended December 31, 2025, these activities resulted in $15 million and $28 million, respectively, of charges primarily related to employee termination and site closure costs. We expect the restructuring actions to be substantially completed by the end of fiscal 2026. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Activity and accrual balances for the 2025 Plan were as follows for the first two quarters of fiscal 2026 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2025	$16,722	$10,494	$19,897	$47,113
Restructuring charges	10,871	423	1,477	12,771
Payments	(5,356)	—	—	(5,356)
Asset write-offs and other	(433)	(1,143)	(6,575)	(8,151)
Balance - September 30, 2025	21,804	9,774	14,799	46,377
Restructuring charges	10,667	1,973	2,601	15,241
Payments	(4,141)	—	—	(4,141)
Asset write-offs and other	225	(1,973)	(4,926)	(6,674)
Balance - December 31, 2025	$28,555	$9,774	$12,474	$50,803
At December 31, 2025, $29 million of accrued severance related costs were included in other accrued liabilities and are expected to result in cash expenditures primarily through fiscal 2026. The current year severance related net charges are primarily comprised of accruals for severance and pay for employees being terminated due to the consolidation of certain manufacturing and distribution sites as well as workforce reductions, with severance recorded in accordance with ASC 712. At December 31, 2025, total liabilities for asset write-offs and other contract costs of $11 million and $11 million were included in other accrued liabilities and other liabilities, respectively, on our Condensed Consolidated Balance Sheet.
The restructuring costs were incurred primarily in the Industrial segment for the three months ended December 31, 2025. In the six months ended December 31, 2025, restructuring charges were incurred primarily in the Industrial and Corporate segments.

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
On September 2, 2025, the Company completed the sale of its aerospace and defense business, which was part of the Industrial segment, for approximately $400 million, subject to customary post-closing adjustments. In connection with the sale, the Company recorded a gain of $115 million and incurred approximately $9 million in transaction related costs which were recorded in Gain on sale of business and SG&A expenses, respectively, in the Condensed Consolidated Statements of Earnings (Loss) for the first quarter of fiscal 2026.
In the three and six months ended December 31, 2025, the Company recorded additional non-cash impairment charges of $11 million and $20 million, respectively, within the Industrial segment related to entities that continued to be classified as held-for-sale at December 31, 2025. The charges were recorded in Impairment of assets held-for-sale in the Condensed Consolidated Statements of Earnings (Loss) for the first and second quarters of fiscal 2026 to reduce the carrying value of entities classified as held-for-sale to their estimated fair value. On January 30, 2026, the Company completed the sale of its product division based in Munich, Germany that makes tools for materials processing.
Current assets and current liabilities held for sale are recorded in Prepaid and other current assets and Other accrued liabilities, respectively, in our Consolidated Balance Sheets. Noncurrent assets and noncurrent liabilities held for sale are recorded in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets. Assets and liabilities held-for-sale are in the Industrial segment.
Current and noncurrent assets and liabilities classified as held-for-sale as of December 31, 2025 and June 30, 2025 are as follows ($000):

	December 31, 2025	June 30, 2025
Cash	$8,300	$—
Accounts receivable	11,210	43,353
Inventories	28,943	97,236
Prepaid and refundable income taxes	8,853	9,023
Prepaid and other current assets	668	3,067
Total current assets held-for-sale	$57,974	$152,679

Property, plant & equipment, net	$31,644	$103,863
Goodwill	22,325	174,373
Intangible assets	99,439	141,647
Other assets	12	32
Less: Impairment of assets held-for-sale	(108,883)	(84,988)
Total noncurrent assets held-for-sale	$44,537	$334,927

Accounts payable	$5,799	$19,209
Accrued compensation and benefits	3,054	16,768
Operating lease current liabilities	12	2,441
Accrued income taxes payable	(1,638)	(226)
Other accrued liabilities	6,290	19,202
Total current liabilities held-for-sale	$13,517	$57,394

Deferred income taxes	$11,476	$14,785
Operating lease liabilities	—	5,980
Other liabilities	6,006	7,870
Total noncurrent liabilities held-for-sale	$17,482	$28,635
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
•Conversion of Series B Preferred Stock
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
Change in Reportable Segments
Operating segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which discrete financial information is available and is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into reportable operating segments is permitted if the businesses have similar economic characteristics and meet established qualitative criteria. Effective July 1, 2025, we realigned our organizational structure and identified multiple operating segments which have been aggregated into two reportable segments based on our internal management structure and CODM oversight: (i) Datacenter & Communications, and (ii) Industrial. See Note 13. Segment Reporting for further information.
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
In the three and six months ended December 31, 2025, these activities resulted in recoveries of $12 million and $5 million, respectively. The current quarter recoveries are primarily for adjustments to employee termination costs and the current year-to-date recoveries are primarily for adjustments to employee termination costs partially offset by site move costs. In fiscal 2025, these activities resulted in charges of $53 million, primarily for impairment losses associated with the sale of our Newton Aycliffe business, impairment of right-of-use (“ROU”) assets, employee termination costs, site move costs and accelerated depreciation. In fiscal 2024, these activities resulted in $119 million of charges primarily for employee termination costs, and the write-off of property and equipment, net of $65 million from reimbursement arrangements. See Note 17. Restructuring Plans for further information.
2025 Plan
Commencing in the quarter ended March 31, 2025, and as part of the ongoing strategic review of the Company’s business, the Company’s management approved the 2025 Plan to take a number of restructuring actions, including site consolidations, facilities moves and closures, workforce reductions, contract terminations, and certain other associated cost reductions. The 2023 Plan and the 2025 Plan are collectively referred to as the “Restructuring Plans.”
In the three and six months ended December 31, 2025, these activities resulted in $15 million and $28 million, respectively, of charges primarily related to employee termination and site closure costs. In fiscal 2025, these activities resulted in $107 million of charges primarily for the write-off of property and equipment and ROU assets, employee and contract termination costs. We expect the restructuring actions to be substantially completed by the end of fiscal 2026. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material. See Note 17. Restructuring Plans for further information.
Impairment of Assets Held-for-Sale and Sale of Business

In the fourth quarter of fiscal 2025, management entered into non-binding agreements to sell several entities. As a result of classifying these entities as held-for-sale, we recorded non-cash impairment charges of $85 million within the Industrial segment. These charges were recognized in Impairment of assets held-for-sale in our Consolidated Statements of Earnings (Loss) for the fourth quarter of fiscal 2025 to reduce the carrying values of the entities to their estimated fair value. In the three and six months ended December 31, 2025, we recorded additional non-cash impairment charges of $11 million and $20 million, respectively, within the Industrial segment. The charges were recorded in Impairment of assets held-for-sale in the Condensed Consolidated Statements of Earnings (Loss) to reduce the carrying values of the entities that continue to meet the held-for-sale criteria during these periods to their estimated fair value.
On September 2, 2025, we completed the sale of our aerospace and defense business, which is part of our Industrial segment, for approximately $400 million and recorded a gain of $115 million to Gain on sale of business in our Condensed Consolidated Statements of Earnings for the first quarter of fiscal 2026.
See Note 18. Assets Held-for-Sale and Sale of Business for further information.
Macroeconomic Conditions - Tariffs and Export Controls
In early 2025, the United States implemented significant new tariffs and export restrictions affecting a broad range of countries, commodities and industries. These actions have prompted retaliatory measures from certain foreign governments, including the imposition of tariffs and export controls. As of December 2025, while some of these measures have been delayed, a number of the new tariffs remain in effect, including substantial trade sanctions between the United States and China. China has imposed restrictions on the export of certain rare earth minerals which are critical to our products.
These tariffs, trade sanctions, and/or restrictions on the export of certain rare earth minerals used in our products did not have a material impact on our business, financial condition, operational results and/or cash flows in the second quarter of fiscal 2026.
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
New Accounting Standards
See Note 2. Recently Issued Financial Accounting Standards for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Conversion of Series B Preferred Stock
All outstanding shares of Series B-1 and Series B-2 Preferred Stock were converted to Company Common Stock in the second quarter of fiscal 2026, and no shares of Preferred Stock are currently issued and outstanding. See Note 10. Equity and Redeemable Preferred Stock for further information.

Results of Operations
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three and six months ended December 31, 2025 and 2024 ($ in millions, except per share data) (1):

	Three Months Ended December 31, 2025		Three Months Ended December 31, 2024
		% of Revenues		% of Revenues
Total revenues	$1,686	100%	$1,435	100%
Cost of goods sold	1,063	63	925	64
Gross margin	623	37	509	36
Operating expenses:
Research and development	166	10	144	10
Selling, general and administrative	258	15	221	15
Restructuring charges	4	—	8	1
Impairment of assets held-for-sale	11	1	—	—
Interest and other, net	16	1	8	1
Earnings before income taxes	168	10	128	9
Income taxes	24	1	27	2
Net earnings	144	9	102	7
Net loss attributable to noncontrolling interests	(3)	—	(2)	—
Net earnings attributable to Coherent Corp.	$147	9%	$103	7%

Diluted earnings per share	$0.76		$0.44
(1) Some amounts may not add due to rounding.

	Six Months Ended December 31, 2025		Six Months Ended December 31, 2024
		% of Revenues		% of Revenues
Total revenues	$3,267	100%	$2,783	100%
Cost of goods sold	2,065	63	1,813	65
Gross margin	1,202	37	970	35
Operating expenses:
Research and development	321	10	275	10
Selling, general and administrative	511	16	450	16
Restructuring charges	23	1	32	1
Impairment of assets held-for-sale	20	1	—	—
Gain on sale of business	(115)	(4)	—	—
Interest and other, net	58	2	64	2
Earnings before income taxes	385	12	148	5
Income taxes	16	—	21	1
Net earnings	369	11	126	5
Net loss attributable to noncontrolling interests	(4)	—	(3)	—
Net earnings attributable to Coherent Corp.	$373	11%	$129	5%

Diluted earnings per share	$1.95		$0.41
(1) Some amounts may not add due to rounding.
Consolidated
Revenues. Revenues for the three months ended December 31, 2025 increased 17% to $1,686 million, compared to $1,435 million for the same period last fiscal year. Revenues increased $303 million (34%) in the Datacenter & Communications segment. Revenue growth in our Datacenter business was fueled by continued strong AI datacenter demand, while our Communications business benefited from increased demand in both data center interconnect and traditional telecom applications. In the Industrial segment, revenue decreased $52 million (10%) primarily due to the divestiture of our aerospace and defense business on September 2, 2025.
Revenues for the six months ended December 31, 2025 increased 17% to $3,267 million, compared to $2,783 million for the same period last fiscal year. Revenues increased $530 million (30%) in the Datacenter & Communications segment. Revenue growth in our Datacenter business was fueled by continued strong AI datacenter demand, while our Communications business benefited from increased demand in both data center interconnect and traditional telecom applications. In the Industrial segment, revenue decreased $46 million (4%) primarily due to the divestiture of our aerospace and defense business on September 2, 2025 partially offset by increased volumes in our semiconductor capital equipment market.
Gross margin. Gross margin for the three months ended December 31, 2025 was $623 million, or 37% of revenues, compared to $509 million, or 36% of revenues, for the same period last fiscal year, an increase of 140 basis points. The increase as a percent of revenue for the three months ended December 31, 2025 was primarily due to higher revenue volume, cost reductions in product input costs and efficiency gains from improved cycle times in the manufacturing process as well as yield improvements in the Datacenter & Communications segment. In addition, gross margin was favorably impacted by pricing optimization in the Datacenter & Communications businesses and the divestiture of our aerospace and defense business on September 2, 2025. Gross margin for the six months ended December 31, 2025 was $1,202 million, or 37% of revenues, compared to $970 million, or 35% of revenues, for the same period last fiscal year, an increase of 200 basis points. The increase as a percent of revenue for the six months ended December 31, 2025 was primarily due to cost reductions in product input costs, efficiency gains from improved cycle times in the manufacturing process as well as yield improvements in the Datacenter & Communications segment. In addition, gross margin was favorably impacted by pricing optimization in both the Datacenter & Communications and Industrial segments and the divestiture of our aerospace and defense business on September 2, 2025.
Research and development. Research and development (“R&D”) expenses for the three months ended December 31, 2025 were $166 million, or 10% of revenues, compared to $144 million, or 10% of revenues, for the same period last fiscal year. R&D expenses for the six months ended December 31, 2025 were $321 million, or 10% of revenues, compared to $275 million, or 10% of revenues, for the same period last fiscal year. The increases in R&D expenses were primarily related to continued investment in our product portfolios, particularly in our Datacenter & Communications segment. We continue to prioritize R&D investments in projects with the highest expected return-on-investment, supporting our long-term growth strategy.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended December 31, 2025 were $258 million, or 15% of revenues, compared to $221 million, or 15% of revenues, for the same period last fiscal year. SG&A expenses for the six months ended December 31, 2025 were $511 million, or 16% of revenues, compared to $450 million, or 16% of revenues, for the same period last fiscal year. Although flat as a percentage of revenue for both the three and six months ended December 31, 2025, the increases in SG&A expenses in both periods were primarily the result of higher legal, integration and divestiture-related consulting costs, higher facility exit costs and higher share-based compensation expense, partially offset by efficiencies achieved from cost reduction initiatives.
Restructuring charges. Restructuring charges for the three and six months ended December 31, 2025 were $4 million and $23 million, respectively, and consisted primarily of employee termination costs and move and other costs due to the consolidation and closure of certain manufacturing sites. Restructuring charges for the three and six months ended December 31, 2024 were $8 million and $32 million, respectively, and consisted of impairment losses associated with the sale of our Newton Aycliffe business as well as move costs, accelerated depreciation, and employee termination costs due to the consolidation of certain manufacturing sites. See Note 17. Restructuring Plans for further information.
Impairment of assets held-for-sale. Impairment of assets held-for-sale for the three and six months ended December 31, 2025 was $11 million and $20 million, respectively, and represented non-cash impairment charges to reduce our carrying value in entities that continue to meet the held-for-sale criteria at December 31, 2025 to their estimated fair value. See Note 18. Assets Held-for-Sale and Sale of Business for further information.
Gain on sale of business. Gain on sale of business for the six months ended December 31, 2025 was $115 million and represented the gain on the sale of our aerospace and defense business. See Note 18. Assets Held-for-Sale and Sale of Business for further information.

Interest and other, net. Interest and other, net expense for the three months ended December 31, 2025 was $16 million, compared to $8 million for the same period in the prior fiscal year, an increase of $8 million. Included in Interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, and interest and dividend income on cash balances. For the three months ended December 31, 2025, the increase of $8 million in comparison to the same period last fiscal year was driven by $33 million lower foreign exchange net gains and $4 million lower interest income partially offset by $18 million lower interest expense and $15 million gains on sales from an equity investment. The $33 million lower foreign exchange net gains were primarily due to lower volatility of exchange rates during the three months ended December 31, 2025. The $18 million lower interest expense was primarily due to lower interest expense on our Term Loans resulting from lower balances and lower interest rates, partially offset by lower interest expense benefit from our interest rate cap and swap. The $4 million lower interest and dividend income was primarily due to decreases in interest rates earned on investments as well as the decrease in average cash and restricted cash balances. Interest and other, net expense for the six months ended December 31, 2025 was $58 million, compared to $64 million for the same period in the prior fiscal year, a decrease of $6 million. Included in Interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, losses on debt extinguishment, equity gains and losses from unconsolidated investments, and interest and dividend income on cash balances. For the six months ended December 31, 2025, the decrease of $6 million in comparison to the same period last fiscal year was driven by $26 million lower interest expense and $22 million gains on sale from an equity investment, partially offset by $22 million lower foreign exchange net gains, $9 million lower interest income and $5 million higher debt extinguishment and debt transaction fees. The $26 million lower interest expense was primarily due to lower interest expense on our Term Loans resulting from lower balances and lower interest rates partially offset by lower interest expense benefit from our interest rate cap and swap. The $22 million lower foreign exchange net gains were primarily due to lower volatility of exchange rates during the six months ended December 31, 2025. The $9 million lower interest and dividend income was primarily due to decreases in interest rates earned on investments as well as the decrease in average cash and restricted cash balances.
Income taxes. The Company’s year-to-date effective income tax rate at December 31, 2025 was 4% compared to 14% for the same period in the prior fiscal year. The variance from the U.S. statutory federal income tax rate of 21% was primarily driven by differences between U.S. and foreign tax rates and discrete tax benefits related to German tax law changes, releases of uncertain tax positions, and stock-based compensation windfalls.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the three and six months ended December 31, 2025 was $3 million and $4 million, respectively, compared to $2 million and $3 million, respectively, in the same periods in the prior fiscal year. This amount represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC. See Note 11. Noncontrolling Interests for further information.
Segment Reporting
Revenues and segment profit for the Company’s reportable segments are discussed below. Our CODM evaluates each segment’s operations for decision-making and performance assessment based on segment revenue and segment profit, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, direct sales, marketing and administrative expenses. Segment profit does not include share-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring charges, impairment charges on assets held-for-sale, gain on sale of businesses and certain other charges. Additionally, we do not allocate Corporate strategic research and development, strategic marketing and sales expenses and shared general and administrative expenses, as these expenses are not directly attributable to our operating segments. Management believes segment profit to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 13. Segment Reporting for further information on the Company’s reportable segments and for the reconciliation of the Company’s segment profit to earnings (loss) before income taxes, which is incorporated herein by reference. Effective July 1, 2025, we report our financial results in the following two designated segments: (i) Datacenter & Communications and (ii) Industrial.
Comparative prior period segment information has been recast to conform to the new segments.
Datacenter & Communications ($ in millions)

	Three Months Ended December 31,		% Increase	Six Months Ended December 31,		% Increase
	2025	2024		2025	2024
Revenues	$1,208	$905	34%	$2,298	$1,768	30%
Segment profit	$306	$212	44%	$576	$432	33%

Revenues for the three months ended December 31, 2025 increased 34% to $1,208 million, compared to $905 million for the same period in the prior fiscal year. Revenues for the six months ended December 31, 2025 increased 30% to $2,298 million, compared to $1,768 million for the same period in the prior fiscal year. The increases in revenue of $303 million and $530 million during the three and six months ended December 31, 2025, respectively, were primarily driven by growth in our Datacenter business reflecting continued strong AI datacenter demand as well as higher Communications business revenue due to increased demand for data center interconnect and traditional telecom applications.
Segment profit for the three months ended December 31, 2025 increased 44% to $306 million, compared to segment profit of $212 million for the same period last fiscal year. Segment profit for the six months ended December 31, 2025 increased 33% to $576 million, compared to segment profit of $432 million for the same period last fiscal year. The increases in segment profit for the three and six months ended December 31, 2025 were primarily driven by higher revenues, partially offset by increased R&D investments in our product portfolio.
Industrial ($ in millions)

	Three Months Ended December 31,		% Increase (Decrease)	Six Months Ended December 31,		% Increase (Decrease)
	2025	2024		2025	2024
Revenues	$478	$530	(10)%	$969	$1,015	(4)%
Segment profit	$112	$116	(4)%	$228	$185	23%
Revenues for the three months ended December 31, 2025 decreased 10% to $478 million, compared to revenues of $530 million for the same period in the prior fiscal year. Revenues for the six months ended December 31, 2025 decreased 4% to $969 million, compared to revenues of $1,015 million for the same period in the prior fiscal year. Compared to the three months ended December 31, 2024, Industrial revenues decreased $52 million year-over-year, primarily due to the divestiture of our aerospace and defense business on September 2, 2025. Compared to the six months ended December 31, 2024, Industrial revenues decreased $46 million year-over-year, primarily due to the divestiture of our aerospace and defense business on September 2, 2025. The revenue decrease was partially offset by increased volumes in our semiconductor capital equipment market.
Segment profit for the three months ended December 31, 2025 decreased 4% to $112 million, compared to segment profit of $116 million for the same period last fiscal year, primarily driven by the divestiture of our aerospace and defense business on September 2, 2025 and increased R&D investments in our product portfolio. These impacts were partially offset by lower manufacturing costs. Segment profit for the six months ended December 31, 2025 increased 23% to $228 million, compared to segment profit of $185 million for the same period last fiscal year, primarily driven by lower manufacturing costs as well as favorable product mix and improvements in pricing optimization.
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

Sources (uses) of cash ($ in millions):

	Six Months Ended December 31,
	2025	2024
Net cash provided by operating activities	$104	$340
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	30	29
Effect of exchange rate changes on cash and cash equivalents and other items	12	(23)
Proceeds from long-term borrowings and revolving credit facilities	1,567	—
Payment of dividends	(11)	—
Debt issuance costs	(9)	—
Proceeds from the sale of business	386	27
Proceeds from sale of equity investment	32	—
Other items	(1)	(2)
Payments in satisfaction of employees’ minimum tax obligations	(45)	(45)
Payments on borrowings under revolving credit facilities	(251)	—
Payments on existing debt	(1,659)	(250)
Additions to property, plant & equipment	(258)	(198)
Operating activities:
Net cash provided by operating activities was $104 million for the six months ended December 31, 2025 compared to $340 million for the same period in the prior fiscal year. The decrease in cash flows provided by operating activities during the six months ended December 31, 2025 compared to the same period in the prior fiscal year was primarily due to increases in inventories and accounts receivable as a result of higher revenues partially offset by higher accounts payable and higher net earnings.
Investing activities:
Net cash provided by investing activities was $158 million for the six months ended December 31, 2025, compared to net cash used of $172 million for the same period in the prior fiscal year. The increase was primarily due to $386 million cash received from the sale of a business, net of fees, and cash received from the sale of an equity investment, partially offset by higher cash used to fund capital expenditures.
Financing activities:
Net cash used in financing activities was $378 million for the six months ended December 31, 2025, compared to $266 million for the same period in the prior fiscal year. Net cash outflows for both periods were primarily attributable to payments on existing debt obligations.

Senior Credit Facilities
On September 26, 2025, the Company entered into Amendment No. 4 and Amendment No. 5 to the Credit Agreement. Under Amendment No. 4, (i) the existing revolving credit commitments were refinanced and replaced with the 2025 Revolving Loans, including the 2025 Incremental Term A Loans, the proceeds of which were used, in part, to repay all outstanding principal, interest and fees of the Existing Term A Loans. As amended, the 2025 Revolving Loans and the 2025 Incremental Term A Loans each bear interest at an adjusted SOFR rate subject to a 0.00% floor plus a range of 1.25% to 2.25% based on the Company’s total net leverage ratio. The interest rate applicable to the 2025 Revolving Loans and the 2025 Incremental Term A Loans is initially a SOFR-based rate plus 1.50% as of December 31, 2025. The 2025 Revolving Loans and the 2025 Incremental Term A Loans mature on the earlier of September 26, 2030 or a “Springing Maturity Date,” which is a date that is 91 days prior to the stated maturity of either (i) the Company’s unsecured senior notes or (ii) the term B loans then outstanding if, on such 91st day, the applicable senior notes or term B loans remain outstanding and liquidity is less than (x) $250 million plus (y) the aggregate outstanding principal amount of such notes or term B loans, as applicable. Under Amendment No. 5, the outstanding New Term B-2 Loans were replaced with the New Term B-3 Loans having substantially similar terms as the New Term B-2 Loans, except with respect to the interest rate applicable to the New Term B-3 Loans and certain other provisions. As further amended, the New Term B-3 Loans bear interest at a SOFR-based rate (subject to a 0.50% floor) plus 1.75% as of December 31, 2025. The New Term B-3 Loans will mature on July 1, 2029.
In relation to the Term Facilities, the Company incurred expense of $33 million and $79 million, respectively, for the three and six months ended December 31, 2025, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which reduced interest expense by $5 million and $11 million, respectively, during the three and six months ended December 31, 2025.
During the six months ended December 31, 2025, the Company made payments of $408 million for the Term Facilities, $400 million of which were voluntary payments.
As of December 31, 2025, the Company had $60 million in borrowings outstanding under the Revolving Credit Facility.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	December 31, 2025	June 30, 2025
Cash and cash equivalents	$864	$909
Restricted cash, current	35	9
Restricted cash, non-current	630	715
Available borrowing capacity under Revolving Credit Facility	608	315
Total debt obligations	3,352	3,687
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
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of December 31, 2025, the Company held approximately $770 million of cash, cash equivalents and restricted cash outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.
At December 31, 2025, we had $665 million of restricted cash, which includes $661 million at Silicon Carbide LLC that is restricted for use by only that subsidiary.

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
Interest Rate Risks
As of December 31, 2025, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. On February 23, 2022, we entered into an interest rate cap (the “Cap”), amended on March 20, 2023, with an effective date of July 1, 2023. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $6 million and $13 million, respectively, for the three and six months ended December 31, 2025.
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

Item 5.    OTHER INFORMATION
During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” (each as defined in Item 408 of Regulation S-K of the Exchange Act), except as follows:
On November 13, 2025, Sherri Luther, the Company’s Chief Financial Officer, entered into a 10b5-1 trading arrangement (the “10b5-1 Plan”) for the sale of 12,000 shares of the Company’s common stock. The 10b5-1 Plan, scheduled to commence on February 12, 2026, is intended to satisfy the affirmative defense of Rule 10b5-1(c) and will terminate on August 19, 2026.
On November 21, 2025, Dr. Julie Eng, the Company’s Chief Technology Officer, entered into a 10b5-1 trading arrangement (the “10b5-1 Plan”) for the sale of 1,454 shares of the Company’s common stock and the potential sale of up to one hundred percent of the shares of Company common stock resulting from various performance share and restricted share award vesting in 2026 and 2027. The 10b5-1 Plan, scheduled to commence on February 20, 2026, is intended to satisfy the affirmative defense of Rule 10b5-1(c) and will terminate on March 5, 2027.
On November 21, 2025, Enrico DiGirolamo, the Chairman of the Company’s board, entered into a 10b5-1 trading arrangement (the “10b5-1 Plan”) for the sale of 2,272 shares of the Company’s common stock. The 10b5-1 Plan, scheduled to commence on August 31, 2026, is intended to satisfy the affirmative defense of Rule 10b5-1(c) and will terminate on September 1, 2026.
On December 3, 2025 Stephen Skaggs, a director on the Company’s board, entered into a 10b5-1 trading arrangement (the “10b5-1 Plan”) for the sale of 5,795 shares of the Company’s common stock. The 10b5-1 Plan, scheduled to commence on March 9, 2026, is intended to satisfy the affirmative defense of Rule 10b5-1(c) and will terminate on December 31, 2026.
On December 8, 2025, Jim Anderson, the Company’s Chief Executive Officer and a director on the Company’s board, entered into a 10b5-1 trading arrangement (the “10b5-1 Plan”) for the potential sale of a portion of the net shares of Company common stock resulting from the performance share award vesting on June 30, 2027. The 10b5-1 Plan, scheduled to commence on July 1, 2027, is intended to satisfy the affirmative defense of Rule 10b5-1(c) and will terminate on the earlier of (1) the date all the shares under the 10b5-1 Plan are sold or (2) December 1, 2027.

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

Coherent Corp.
(Registrant)

Date: February 4, 2026	By:	/s/ James R. Anderson
James R. Anderson Chief Executive Officer

Date: February 4, 2026	By:	/s/ Sherri Luther
Sherri Luther Chief Financial Officer and Treasurer