Form 10-Q
period 2026-03-31
COHERENT CORP.
filed 2026-05-06
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2026

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
At May 4, 2026, 195,639,321 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	March 31, 2026	June 30, 2025
Assets
Current Assets
Cash and cash equivalents	$1,592,730	$909,200
Restricted cash, current	42,033	8,897
Short-term investments	825,000	—
Accounts receivable - less allowance for doubtful accounts of $13,066 at March 31, 2026 and $12,189 at June 30, 2025	1,187,860	964,051
Inventories	2,126,823	1,437,636
Prepaid and refundable income taxes	45,495	55,773
Prepaid and other current assets	625,262	551,597
Total Current Assets	6,445,203	3,927,154
Property, plant & equipment, net	2,420,081	1,877,507
Goodwill	4,402,403	4,471,084
Other intangible assets, net	2,958,194	3,204,747
Deferred income taxes	72,111	53,407
Restricted cash, non-current	591,015	714,816
Other assets	397,694	662,221
Total Assets	$17,286,701	$14,910,936
Liabilities, Mezzanine Equity and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$9,011	$188,306
Accounts payable	1,343,375	846,984
Accrued compensation and benefits	276,580	258,650
Operating lease current liabilities	52,444	41,575
Accrued income taxes payable	99,249	123,762
Other accrued liabilities	332,785	335,564
Total Current Liabilities	2,113,444	1,794,841
Long-term debt	3,184,770	3,498,615
Deferred income taxes	605,750	711,717
Operating lease liabilities	178,890	165,162
Other liabilities	188,161	259,318
Total Liabilities	6,271,015	6,429,653
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 0 and 215,000 shares at March 31, 2026 and June 30, 2025, respectively; redemption value - $0 and $2,540,110, respectively	—	2,483,261
Shareholders' Equity
Common stock, no par value; authorized - 300,000,000 shares; issued - 212,340,736 shares at March 31, 2026; 171,849,325 shares at June 30, 2025	9,741,284	5,056,168
Accumulated other comprehensive income (AOCI)	241,604	372,037
Retained earnings	1,113,740	584,374
	11,096,628	6,012,579
Treasury stock, at cost; 16,794,638 shares at March 31, 2026 and 16,294,119 shares at June 30, 2025	(419,645)	(368,065)
Total Coherent Corp. Shareholders' Equity	10,676,983	5,644,514
Noncontrolling interests (NCI)	338,703	353,508
Total Equity	11,015,686	5,998,022
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$17,286,701	$14,910,936
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$1,805,641	$1,497,879

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	1,125,696	970,189
Research and development	185,985	150,731
Selling, general and administrative	267,639	231,439
Restructuring charges	34,406	73,769
Gain on sale of business	(8,922)	—
Interest expense	44,558	57,284
Other expense (income), net	(28,068)	4,577
Total Costs, Expenses, & Other Expense	1,621,294	1,487,989

Earnings Before Income Taxes	184,347	9,890

Income Tax Expense	2,674	8,125

Net Earnings	181,673	1,765
Net Loss Attributable to Noncontrolling Interests	(9,729)	(13,946)
Net Earnings Attributable to Coherent Corp.	191,402	15,711

Less: Dividends on Preferred Stock	—	32,693
Net Earnings (Loss) Available to the Common Shareholders	$191,402	$(16,982)

Basic Earnings (Loss) Per Share	$1.01	$(0.11)

Diluted Earnings (Loss) Per Share	$0.97	$(0.11)
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Loss) (Unaudited)
($000, except per share data)

	Nine Months Ended March 31,
	2026	2025
Revenues	$5,072,648	$4,280,679

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	3,190,683	2,783,506
Research and development	506,570	426,185
Selling, general and administrative	778,211	681,019
Restructuring charges	57,291	106,154
Impairment of assets held-for-sale	20,112	—
Gain on sale of business	(124,133)	—
Interest expense	149,216	188,206
Other income, net	(74,523)	(61,988)
Total Costs, Expenses, & Other Expense	4,503,427	4,123,082

Earnings Before Income Taxes	569,221	157,597

Income Tax Expense	18,538	29,429

Net Earnings	550,683	128,168
Net Loss Attributable to Noncontrolling Interests	(13,785)	(16,815)
Net Earnings Attributable to Coherent Corp.	564,468	144,983

Less: Dividends on Preferred Stock	35,102	96,788
Net Earnings Available to the Common Shareholders	$529,366	$48,195

Basic Earnings Per Share	$3.09	$0.31

Diluted Earnings Per Share	$2.92	$0.30
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
($000)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Net earnings	$181,673	$1,765	$550,683	$128,168
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(114,799)	155,553	(123,222)	13,563
Change in fair value of interest rate instruments, net of taxes of $(324) and $(2,481) for the three and nine months ended March 31, 2026, respectively; and $(2,047) and $(4,245) for the three and nine months ended March 31, 2025, respectively	(1,182)	(7,476)	(9,057)	(27,657)
Pension adjustment, net of taxes of $0 for the three and nine months ended March 31, 2026 and March 31, 2025	1,681	795	826	211
Other Comprehensive Income (Loss)	(114,300)	148,872	(131,453)	(13,883)
Comprehensive Income	67,373	150,637	419,230	114,285
Comprehensive Loss Attributable to Noncontrolling Interests	(9,729)	(13,946)	(13,785)	(16,815)
Foreign Currency Translation Adjustments Attributable to Noncontrolling Interests	(556)	429	(1,020)	30
Comprehensive Income Attributable to Coherent Corp.	$77,658	$164,154	$434,035	$131,070
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Nine Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net earnings	$550,683	$128,168
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	170,903	188,034
Amortization	210,423	230,741
Share-based compensation expense	136,049	116,649
Non-cash restructuring and impairment charges	41,464	43,002
Amortization of debt issuance costs	15,138	15,661
Loss on disposals of property, plant & equipment	925	112
Unrealized losses (gains) on foreign currency remeasurements and transactions	(10,218)	6,841
Earnings from equity investments	(294)	(626)
Deferred income taxes	(138,035)	(88,101)
Gain on sale of business	(124,133)	—
Gain on sale of equity investment	(35,632)	—
Loss on debt extinguishment	3,056	—
Increase (decrease) in cash from changes in (net of effects of acquisitions):
Accounts receivable	(225,268)	(166,115)
Inventories	(699,420)	(97,301)
Accounts payable	349,666	128,263
Contract liabilities	(2,838)	4,619
Income taxes	(21,095)	(2,174)
Accrued compensation and benefits	17,930	29,874
Other operating net assets (liabilities)	(229,246)	(34,331)
Net cash provided by operating activities	10,058	503,316
Cash Flows from Investing Activities
Additions to property, plant & equipment	(547,228)	(309,486)
Proceeds from sale of equity investment	48,827	—
Proceeds from the sale of business, net of fees	437,286	27,000
Purchases of short-term investments	(825,000)	—
Other investing activities	(5,019)	(1,038)
Net cash used in investing activities	(891,134)	(283,524)
Cash Flows from Financing Activities
Proceeds from borrowings of Term A Facility	1,250,000	—
Proceeds from borrowings of Term B Facility	3,267	—
Proceeds from borrowings of revolving credit facilities	628,811	35,862
Proceeds from issuance of common shares	2,000,000	—
Payments on existing debt	(1,761,740)	(386,006)
Payments on borrowings under revolving credit facilities	(624,852)	(34,148)
Debt issuance costs	(9,101)	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	51,782	47,462
Payments in satisfaction of employees’ minimum tax obligations	(51,580)	(48,939)
Cash dividends paid	(11,438)	—
Other financing activities	765	(719)
Net cash provided by (used in) financing activities	1,475,914	(386,488)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,973)	3,040
Net increase (decrease) in cash, cash equivalents, and restricted cash	592,865	(163,656)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,632,913	1,789,686
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,225,778	$1,626,030
Supplemental Information

Cash paid for interest	$135,372	$187,799
Cash paid for income taxes	$167,849	$107,784
Non-Cash Investing and Financing Activities:
Additions to property, plant & equipment included in accounts payable	$201,935	$77,751
Conversion of Series B preferred stock to common stock	$2,506,885	$—
See Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows.

	March 31,
	2026	2025
Cash and cash equivalents	$1,592,730	$890,258
Restricted cash, current	42,033	19,064
Restricted cash, non-current	591,015	716,708
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,225,778	$1,626,030

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		AOCI	Retained Earnings	Treasury Stock		NCI	Total	Mezzanine Equity
	Shares	Amount			Shares	Amount			Pref Shares	Amount
Balance - June 30, 2025	171,849	$5,056,168	$372,037	$584,374	(16,294)	$(368,065)	$353,508	$5,998,022	215	$2,483,261
Share-based and deferred compensation	1,810	62,558	—	—	(412)	(37,443)	—	25,115	—	$—
Net earnings (loss)	—	—	—	226,349	—	—	(1,153)	225,196	—	—
Foreign currency translation adjustments	—	—	(27,156)	—	—	—	(441)	(27,597)	—	—
Change in fair value of interest rate instruments, net of taxes of $(1,188)	—	—	(4,388)	—	—	—	—	(4,388)	—	—
Pension adjustment, net of taxes of $0	—	—	(756)	—	—	—	—	(756)	—	—
Dividends	—	$—	—	$(33,479)	—	$—	—	(33,479)	—	$22,041
Balance - September 30, 2025	173,659	$5,118,726	$339,737	$777,244	(16,706)	$(405,508)	$351,914	$6,182,113	215	$2,505,302
Share-based and deferred compensation	405	48,679	$—	$—	(57)	(7,172)	—	41,507	—	—
Conversion of Series B preferred stock	30,122	2,506,885	—	—	—	—	—	2,506,885	(215)	(2,506,885)
Net earnings (loss)	—	—	—	146,717	—	—	(2,903)	143,814	—	—
Foreign currency translation adjustments	—	—	19,197	—	—	—	(23)	19,174	—	—
Change in fair value of interest rate instruments, net of taxes of $(969)	—	—	(3,487)	—	—	—	—	(3,487)	—	—
Pension adjustment, net of taxes of $0	—	—	(99)	—	—	—	—	(99)	—	—
Dividends	—	—	—	(1,623)	—	—	—	(1,623)	—	1,583
Balance - December 31, 2025	204,186	$7,674,290	$355,348	$922,338	(16,763)	$(412,680)	$348,988	$8,888,284	—	$—
Share-based and deferred compensation	367	68,259	—	—	(32)	(6,965)	—	61,294	—	—
Net earnings (loss)	—	—	—	191,402	—	—	(9,729)	181,673	—	—
Foreign currency translation adjustments	—	—	(114,243)	—	—	—	(556)	(114,799)	—	—
Change in fair value of interest rate instruments, net of taxes of $(324)	—	—	(1,182)	—	—	—	—	(1,182)	—	—
Pension adjustment, net of taxes of $0	—	—	1,681	—	—	—	—	1,681	—	—
Sale of shares net of issuance costs of $1,265	7,788	1,998,735	—	—	—	—	—	1,998,735	—	—
Balance - March 31, 2026	212,341	$9,741,284	$241,604	$1,113,740	(16,795)	$(419,645)	$338,703	$11,015,686	—	$—

	Common Stock		AOCI	Retained Earnings	Treasury Stock		NCI	Total	Mezzanine Equity
	Shares	Amount			Shares	Amount			Pref Shares	Amount
Balance - June 30, 2024	168,408	$4,857,657	$2,640	$664,940	(15,629)	$(315,122)	$371,392	$5,581,507	215	$2,364,772
Share-based and deferred compensation	2,136	56,015	—	3	(399)	(29,923)	—	26,095	—	—
Net earnings (loss)	—	—	—	25,887	—	—	(1,026)	24,861	—	—
Foreign currency translation adjustments	—	—	289,723	—	—	—	551	290,274	—	—
Change in fair value of interest rate instruments, net of taxes of $(4,397)	—	—	(18,755)	—	—	—	—	(18,755)	—	—
Pension adjustment, net of taxes of $0	—	—	(155)	—	—	—	—	(155)	—	—
Dividends	—	—	—	(31,833)	—	—	—	(31,833)	—	31,833
Balance - September 30, 2024	170,544	$4,913,672	$273,453	$658,997	(16,028)	$(345,045)	$370,917	$5,871,994	215	$2,396,605
Share-based and deferred compensation	571	43,407	—	(3)	(143)	(14,212)	—	29,192	—	—
Net earnings (loss)	—	—	—	103,385	—	—	(1,843)	101,542	—	—
Foreign currency translation adjustments	—	—	(431,314)	—	—	—	(950)	(432,264)	—	—
Change in fair value of interest rate instruments, net of taxes of $2,199	—	—	(1,426)	—	—	—	—	(1,426)	—	—
Pension adjustment, net of taxes of $0	—	—	(429)	—	—	—	—	(429)	—	—
Dividends	—	—	—	(32,262)	—	—	—	(32,262)	—	32,262
Balance - December 31, 2024	171,115	$4,957,079	$(159,716)	$730,117	(16,171)	$(359,257)	$368,124	$5,536,347	215	$2,428,867
Share-based and deferred compensation	452	56,691	—	—	(51)	(3,753)	—	52,938	—	—
Net earnings (loss)	—	—	—	15,711	—	—	(13,946)	1,765	—	—
Foreign currency translation adjustments	—	—	155,124	—	—	—	429	155,553	—	—
Change in fair value of interest rate instruments, net of taxes of $(2,047)	—	—	(7,476)	—	—	—	—	(7,476)	—	—
Pension adjustment, net of taxes of $0	—	—	795	—	—	—	—	795	—	—
Dividends	—	—	—	(32,693)	—	—	—	(32,693)	—	32,693
Balance - March 31, 2025	171,567	$5,013,770	$(11,273)	$713,135	(16,222)	$(363,010)	$354,607	$5,707,229	215	$2,461,560
See Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three and nine months ended March 31, 2026 and 2025 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 filed with the Securities and Exchange Commission (the “SEC”) on August 15, 2025 and in Exhibit 99.1 to our Current Report on Form 8-K dated December 16, 2025 in which we retrospectively recast historical segment reporting to reflect our current organizational structure. The condensed consolidated results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2025 was derived from the Company’s audited consolidated financial statements.
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
Note 3.    Revenue from Contracts with Customers
We disaggregate revenue by market and geography. We believe that disaggregating revenue by market and geography provides the most relevant information regarding the nature, amount, timing, and uncertainty of revenues and cash flows. We do not present other levels of disaggregation, such as by type of products, customer, contracts, duration of contracts, timing of transfer of control and sales channels, as this information is not used by our chief operating decision maker (“CODM”) to manage the business.
Effective July 1, 2025, the Company aligned its reporting of revenues into two markets: (i) Datacenter & Communications, and (ii) Industrial. All prior period market and segment disclosure information has been reclassified to conform to the current reporting structure.

The following tables summarize disaggregated revenue by market ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
Markets	2026	2025	2026	2025
Datacenter & Communications	$1,361,677	$968,650	$3,659,627	$2,736,838
Industrial	443,964	529,229	1,413,021	1,543,841
Total Revenues	$1,805,641	$1,497,879	$5,072,648	$4,280,679
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities generally relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligations have been satisfied. During the nine months ended March 31, 2026, we recognized revenue of $52 million related to customer payments that were included as contract liabilities in the Condensed Consolidated Balance Sheet as of June 30, 2025. We had $70 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of March 31, 2026. As of March 31, 2026, $59 million of contract liabilities is included within Other accrued liabilities, and $11 million is included within Other liabilities on the Condensed Consolidated Balance Sheet.
Note 4.    Inventories
The components of inventories were as follows ($000):

	March 31, 2026	June 30, 2025
Raw materials	$613,390	$394,682
Work in progress	1,238,182	824,360
Finished goods	275,251	218,594
Total inventories	$2,126,823	$1,437,636
Note 5.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	March 31, 2026	June 30, 2025
Land and improvements	$61,856	$59,543
Buildings and improvements	956,645	881,578
Machinery and equipment	2,661,452	2,188,509
Construction in progress	483,642	363,129
	4,163,595	3,492,759
Less accumulated depreciation	(1,743,514)	(1,615,252)
Property, plant and equipment, net	$2,420,081	$1,877,507
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
Changes in the carrying amount of goodwill were as follows ($000):

	Nine Months Ended March 31, 2026
	Networking	Materials	Lasers	Datacenter & Communications	Industrial	Total
Balance-beginning of period	$1,038,439	$241,467	$3,191,178	$—	$—	$4,471,084
Segment change	(1,038,439)	(241,467)	(3,191,178)	1,150,570	3,320,514	—
Balance-beginning of period	—	—	—	1,150,570	3,320,514	4,471,084
Other reclassifications(1)	—	—	—	—	28,117	28,117
Foreign currency translation	—	—	—	(376)	(96,422)	(96,798)
Balance-end of period	$—	$—	$—	$1,150,194	$3,252,209	$4,402,403

(1) Other reclassifications include adjustments to goodwill classified as held-for-sale. See Note 7. Assets Held-for-Sale and Sale of Business for further information.
We test goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows ($000):

	March 31, 2026			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,501,820	$(575,028)	$926,792	$1,534,066	$(513,181)	$1,020,885
Trade Names	438,471	(8,471)	430,000	438,471	(8,471)	430,000
Customer Lists	2,397,989	(796,587)	1,601,402	2,440,834	(686,972)	1,753,862
Backlog and Other	83,387	(83,387)	—	90,121	(90,121)	—
Total	$4,421,667	$(1,463,473)	$2,958,194	$4,503,492	$(1,298,745)	$3,204,747
Note 7.        Assets Held-for-Sale and Sale of Business
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
In the nine months ended March 31, 2026, the Company recorded additional non-cash impairment charges of $20 million within the Industrial segment related to two entities that were classified as held-for-sale during the first and second quarters of fiscal 2026. The charges were recorded in Impairment of assets held-for-sale in the Condensed Consolidated Statements of Earnings (Loss) for the first and second quarters of fiscal 2026 to reduce the carrying value of entities classified as held-for-sale to their estimated fair value.
On January 30, 2026, the Company completed the sale of its product division based in Munich, Germany that makes tools for materials processing. In connection with the sale, the Company recorded a gain of $9 million which was recorded in Gain on sale of business in the Condensed Consolidated Statements of Earnings (Loss) for the third quarter of fiscal 2026. The total loss associated with the sale was $96 million, substantially all of which was recognized in Impairment of assets held-for-sale in the Condensed Consolidated Statements of Earnings (Loss), including $81 million in the fourth quarter of fiscal 2025, $13 million in the first quarter of fiscal 2026 and $11 million in the second quarter of fiscal 2026.

Current assets and current liabilities held for sale are recorded in Prepaid and other current assets and Other accrued liabilities, respectively, in our Condensed Consolidated Balance Sheets. Noncurrent assets and noncurrent liabilities held for sale are recorded in Other assets and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets. Assets and liabilities held-for-sale are in the Industrial segment. There were no assets or liabilities held for sale as of March 31, 2026.
Current and noncurrent assets and liabilities classified as held-for-sale as June 30, 2025 are as follows ($000):

June 30, 2025
Accounts receivable	$43,353
Inventories	97,236
Prepaid and refundable income taxes	9,023
Prepaid and other current assets	3,067
Total current assets held-for-sale	$152,679

Property, plant & equipment, net	$103,863
Goodwill	174,373
Intangible assets	141,647
Other assets	32
Less: Impairment of assets held-for-sale	(84,988)
Total noncurrent assets held-for-sale	$334,927

Accounts payable	$19,209
Accrued compensation and benefits	16,768
Operating lease current liabilities	2,441
Accrued income taxes payable	(226)
Other accrued liabilities	19,202
Total current liabilities held-for-sale	$57,394

Deferred income taxes	$14,785
Operating lease liabilities	5,980
Other liabilities	7,870
Total noncurrent liabilities held-for-sale	$28,635
Note 8.    Debt
The components of debt as of the dates indicated were as follows ($000):

	March 31, 2026	June 30, 2025
Term A Facility, interest at adjusted SOFR, as defined, plus 1.50%	$1,140,625	$624,375
Debt issuance costs, Term A Facility and Revolving Credit Facility	(10,657)	(8,141)
Term B Facility, interest at adjusted SOFR, as defined, plus 1.75%	1,080,000	2,102,358
Debt issuance costs, Term B Facility	(22,820)	(36,478)
Borrowings on local lines of credit	5,857	2,091
Facility construction loan in Germany	14,979	17,682
5.00% Senior Notes	990,000	990,000
Debt Issuance costs and discount, Senior Notes	(4,203)	(4,966)
Total debt	3,193,781	3,686,921
Current portion of long-term debt	(9,011)	(188,306)
Long-term debt, less current portion	3,184,770	$3,498,615

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
On September 26, 2025, the Company entered into Amendment No. 4 (“Amendment No. 4”) and Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement. Under Amendment No. 4, (i) the existing revolving credit commitments were refinanced and replaced with new senior secured revolving credit commitments, (ii) $350 million of senior secured incremental revolving credit commitments were added, increasing the total revolving credit facility to $700 million (the “2025 Revolving Loans”), including a letter of credit sub-facility of up to $100 million, and (iii) a $1,250 million new tranche of senior secured incremental term A loans was added (the “2025 Incremental Term A Loans”), the proceeds of which were used, in part, to repay all outstanding principal, interest and fees of term A loans outstanding under the Credit Agreement (the “Existing Term A Loans”). As amended, the 2025 Revolving Loans and the 2025 Incremental Term A Loans each bear interest at an adjusted SOFR rate subject to a 0.00% floor plus a range of 1.25% to 2.25% based on the Company’s total net leverage ratio. The interest rate applicable to the 2025 Revolving Loans and the 2025 Incremental Term A Loans is initially a SOFR-based rate plus 1.50% as of March 31, 2026. The 2025 Revolving Loans and the 2025 Incremental Term A Loans mature on the earlier of September 26, 2030 or a “Springing Maturity Date,” which is a date that is 91 days prior to the stated maturity of either (i) the Company’s unsecured senior notes or (ii) the term B loans then outstanding if, on such 91st day, the applicable senior notes or term B loans remain outstanding and liquidity is less than (x) $250 million plus (y) the aggregate outstanding principal amount of such notes or term B loans, as applicable. Under Amendment No. 5, the outstanding New Term B-2 Loans were replaced with an equal amount of new term loans (the “New Term B-3 Loans”) having substantially similar terms as the New Term B-2 Loans, except with respect to the interest rate applicable to the New Term B-3 Loans and certain other provisions. As further amended, the New Term B-3 Loans bear interest at a SOFR-based rate (subject to a 0.50% floor) plus 1.75% as of March 31, 2026. The New Term B-3 Loans will mature on July 1, 2029.
Debt extinguishment costs related to the termination of the Existing Term Loans of $3 million were expensed in Other expense (income), net in the Condensed Consolidated Statement of Earnings during the nine months ended March 31, 2026.
In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap and swap, of $32 million and $111 million in the three and nine months ended March 31, 2026, respectively, and $44 million and $150 million in the three and nine months ended March 31, 2025, respectively, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss).
On July 1, 2023, our interest rate cap became effective, which, together with our interest rate swap (through September 30, 2024), reduced interest expense by $3 million and $14 million during the three and nine months ended March 31, 2026, respectively, and $6 million and $27 million in the three and nine months ended March 31, 2025, respectively. The amortization of debt issuance costs included in interest expense was $3 million and $14 million in the three and nine months ended March 31, 2026, respectively, and $5 million and $14 million in the three and nine months ended March 31, 2025, respectively. Debt issuance costs are presented as a reduction of long-term debt in the Condensed Consolidated Balance Sheets.
As of March 31, 2026, the Company was in compliance with all covenants under the Senior Credit Facilities.

The Company had aggregate availability of $668 million under its Revolving Credit Facility as of March 31, 2026.
Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the acquisition of Coherent, Inc., two of which were repaid prior to June 30, 2024. The aggregate principal amount outstanding under the remaining assumed term loan is $15 million as of March 31, 2026 and is for a Facility Construction Loan in Germany due in 2030 that bears interest at 1.55% per annum. Payments are made quarterly.
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
Beginning December 15, 2024, the Company may redeem the Senior Notes, in whole at any time or in part from time to time, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. In addition, at any time prior to December 15, 2024, the Company had the ability to (but did not) redeem the Senior Notes, at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus a “make-whole” premium set forth in the Indenture, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. Notwithstanding the foregoing, prior to December 15, 2024, the Company had the ability to redeem up to 40% of the aggregate principal amount of the Senior Notes using the proceeds of certain equity offerings as set forth in the Indenture, at a redemption price equal to 105.000% of the principal amount thereof, plus accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Company did not exercise this option.
In relation to the Senior Notes, the Company incurred interest expense of $13 million and $38 million in each of the three and nine months ended March 31, 2026 and March 31, 2025, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of March 31, 2026, the Company was in compliance with all covenants under the Indenture.
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

The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, remaining lease terms, and discount rates ($000):

	Three Months Ended March 31, 2026	Nine Months Ended March 31, 2026
Finance lease cost
Interest on lease liabilities	$208	$644
Total finance lease cost	208	644
Operating lease cost	15,616	44,871
Sublease income	(89)	(901)
Total lease cost	$15,735	$44,614

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$208	$644
Operating cash flows from operating leases	15,857	44,936
Financing cash flows from finance leases	494	1,425

Weighted-average remaining lease term (in years)
Finance leases	5.8
Operating leases	5.7

Weighted-average discount rate
Finance leases	5.6%
Operating leases	6.6%

	Three Months Ended March 31, 2025	Nine Months Ended March 31, 2025
Finance lease cost
Amortization of right-of-use assets	$417	$1,250
Interest on lease liabilities	234	720
Total finance lease cost	651	1,970
Operating lease cost	14,140	42,507
Total lease cost	$14,791	$44,477

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$234	$720
Operating cash flows from operating leases	13,565	41,194
Financing cash flows from finance leases	449	1,294
Note 10.     Restructuring Plans
2023 Restructuring Plan
On May 23, 2023, the Board of Directors approved the 2023 Plan which includes site consolidations, facilities moves and closures, as well as the relocation and requalification of certain manufacturing facilities. These restructuring actions were intended to realign our cost structure as part of a transformation to a simpler, more streamlined, resilient and sustainable business model. We evaluate restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), and ASC 712, Compensation-Nonretirement Post-Employment Benefits (“ASC 712”).
In the three months ended March 31, 2026, these activities resulted in $4 million of net charges primarily for site closure and move costs and employee termination costs. In the nine months ended March 31, 2026, these activities resulted in $2 million of net recoveries primarily for adjustments to employee termination costs previously accrued partially offset by site move costs. In the three months ended March 31, 2025, these activities resulted in $11 million of net charges primarily for employee termination costs and site move costs. In the nine months ended March 31, 2025, these activities resulted in $43 million of net charges primarily for impairment losses associated with the sale of our Newton Aycliffe business, employee termination costs, site move costs and accelerated depreciation.
Activity and accrual balances for the 2023 Plan were as follows for the first three quarters of fiscal 2026 and 2025 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2025	$44,230	$—	$—	$44,230
Restructuring charges	1,237	—	5,268	6,505
Payments	(2,292)	—	—	(2,292)
Asset write-offs and other	1,060	—	(5,268)	(4,208)
Balance - September 30, 2025	44,235	—	—	44,235
Restructuring charges (recoveries)	(13,339)	—	1,707	(11,632)
Payments	(2,054)	—	—	(2,054)
Asset write-offs and other	(943)	—	(1,707)	(2,650)
Balance - December, 31, 2025	27,899	—	—	27,899
Restructuring charges	1,137	—	2,455	3,592
Payments	(492)	—	—	(492)
Asset write-offs and other	615	—	(2,455)	(1,840)
Balance - March, 31, 2026	$29,159	$—	$—	$29,159

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2024	$51,061	$—	$—	$51,061
Restructuring charges (recoveries)	(455)	15,970	8,850	24,365
Payments	(6,796)	—	—	(6,796)
Asset write-offs and other	—	(15,970)	(8,850)	(24,820)
Balance - September 30, 2024	43,810	—	—	43,810
Restructuring charges	2,882	—	5,139	8,021
Payments	(752)	—	—	(752)
Asset write-offs and other	(1,609)	—	(5,139)	(6,748)
Balance - December 31, 2024	44,331	—	—	44,331
Restructuring charges	6,919	—	3,622	10,541
Payments	(5,038)	—	—	(5,038)
Asset write-offs and other	547	—	(3,622)	(3,075)
Balance - March 31, 2025	$46,759	$—	$—	$46,759
At March 31, 2026, $7 million and $22 million of accrued severance related costs were included in other accrued liabilities and other liabilities on our Condensed Consolidated Balance Sheet, respectively, and are expected to result in cash expenditures through fiscal 2028. The current and prior year severance related net charges are primarily comprised of accruals and adjustments for severance and pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712.
For the three and nine months ended March 31, 2026 and March 31, 2025, restructuring costs were primarily incurred in the Datacenter & Communications segment. Restructuring charges (recoveries) are recorded in Restructuring charges in our Condensed Consolidated Statements of Earnings (Loss).
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
In the three and nine months ended March 31, 2026, these activities resulted in $31 million and $59 million, respectively, of net charges primarily related to write-off of property and equipment, employee termination and site closure costs. In the three months ended March 31, 2025, these activities resulted in $63 million of net charges primarily for the write-off of property and equipment and employee termination costs. We expect the restructuring actions to be substantially completed by the end of fiscal 2026. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Activity and accrual balances for the 2025 Plan were as follows for the first three quarters of fiscal 2026 and 2025 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2025	$16,722	$10,494	$19,897	$47,113
Restructuring charges	10,871	423	1,477	12,771
Payments	(5,356)	—	—	(5,356)
Asset write-offs and other	(433)	(1,143)	(6,575)	(8,151)
Balance - September 30, 2025	21,804	9,774	14,799	46,377
Restructuring charges	10,667	1,973	2,601	15,241
Payments	(4,141)	—	—	(4,141)
Asset write-offs and other	225	(1,973)	(4,926)	(6,674)
Balance - December, 31, 2025	28,555	9,774	12,474	50,803
Restructuring charges	5,027	23,253	2,534	30,814
Payments	(7,740)	—	—	(7,740)
Asset write-offs and other	6	(23,253)	(2,877)	(26,124)
Balance - March, 31, 2026	$25,847	$9,774	$12,131	$47,752

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - December 31, 2024	$—	$—	$—	$—
Restructuring charges	22,202	40,759	266	63,227
Payments	(2,735)	—	—	(2,735)
Asset write-offs and other	(301)	(40,759)	(266)	(41,326)
Balance - March 31, 2025	$19,166	$—	$—	$19,166
At March 31, 2026, $26 million of accrued severance related costs were included in other accrued liabilities and are expected to result in cash expenditures primarily through fiscal 2026. The current year severance related net charges are primarily comprised of accruals for severance and pay for employees being terminated due to the consolidation of certain manufacturing and distribution sites as well as workforce reductions, with severance recorded in accordance with ASC 712. At March 31, 2026, total liabilities for asset write-offs and other contract costs of $10 million and $12 million were included in other accrued liabilities and other liabilities, respectively, on our Condensed Consolidated Balance Sheet.
The restructuring costs were incurred primarily in the Industrial segment for the three months ended March 31, 2026. For the nine months ended March 31, 2026, restructuring charges were incurred primarily in the Industrial and Corporate segments. For the three months ended March 31, 2025, restructuring charges were primarily incurred in the Industrial and Datacenter & Communications segments. Restructuring charges and recoveries are recorded in Restructuring charges in our Condensed Consolidated Statements of Earnings (Loss).
Note 11.        Contingencies
Regulatory Matters
In January 2025, the Company received an inquiry from the Bureau of Industry and Security (“BIS”) concerning past product sales to Huawei; the Company is cooperating with BIS’s inquiry and conducting an internal review of those sales to determine what products are subject to Export Administrative Regulations (“EAR”) and consequently restricted for export, reexport, and transfer when Huawei is a party to the transaction. The Company has stopped shipping products to Huawei. The Company is currently in discussions with BIS regarding past product sales and cannot predict the outcome of those discussions. While the Company has received requests for additional information in this matter, the Company has not yet received any determination from BIS. In the event that the Company is found to have violated the EAR, the Company may be required to incur significant penalties and/or costs or expense as a result of the inquiry and to comply with, or remedy any violations of these regulations, but at this time, the Company is unable to determine an estimate or range of loss.
Note 12.    Equity and Redeemable Preferred Stock
Common shares issued
On March 2, 2026, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with NVIDIA Corporation (“NVIDIA”), pursuant to which the Company issued and sold 7,788,161 shares of Common Stock at a price of $256.80 per share, for aggregate gross proceeds of $2 billion. The transaction was completed as a private placement in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended. NVIDIA’s investment will support research and development initiatives, future capacity expansion, and operational capabilities, as Coherent expands its manufacturing footprint.
The shares issued to NVIDIA are subject to a contractual lock-up for a period of six months following the closing date, during which NVIDIA may not, without the Company’s prior written consent, directly or indirectly transfer or otherwise dispose of the shares or enter into transactions that transfer the economic risks or benefits of ownership.
The Purchase Agreement includes a price protection provision that is effective for a period of six months following execution of the Purchase Agreement. The Company evaluated the price protection provision under applicable U.S. GAAP, including ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity, and determined that the provision is indexed to the Company’s own stock and meets the criteria for equity classification. Accordingly, the price protection provision is not accounted for as a derivative liability and no separate fair value measurement is required subsequent to issuance. Any potential issuance of additional shares or cash settlement pursuant to the price protection provision, if triggered, will be accounted for as an adjustment to equity.
Preferred stock
As of March 31, 2026, the Company’s amended and restated articles of incorporation authorize the Board of Directors, without shareholder approvals, to issue up to 5 million shares of preferred stock. As of that date, 2.3 million shares of mandatory convertible preferred shares had been previously issued and subsequently converted into shares of the Company’s Common Stock. During the quarter ended December 31, 2025, 75,000 shares and 140,000 shares of previously issued Series B-1 (“Series B-1 Preferred Stock”) and B-2 convertible preferred stock (“Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), no par value per share, respectively, were converted into an aggregate of 30.1 million shares of Common Stock. The majority of the Series B-1 and B-2 convertible preferred stock was converted by the holder and the remainder was converted by the Company. No Series B convertible preferred stock was outstanding at March 31, 2026. As a result of the conversion, $2.5 billion was reclassified from Mezzanine Equity to Common Stock during the quarter ended December 31, 2025.
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

Preferred stock dividends are presented as a reduction to Retained earnings on the Condensed Consolidated Balance Sheets. The Company entered into an agreement with the holder of the Series B Preferred Stock to waive dividends effective November 20, 2025. Due to the conversion of the Series B Preferred Stock to Common Stock in the quarter ended December 31, 2025, no dividends were declared or paid for the quarters ended December 31, 2025 or March 31, 2026.
The following table presents dividends per share and dividends recognized:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Dividends per share to preferred shareholders	$—	$152	$163	$450
Preferred stock dividends ($000)	—	31,112	31,751	92,187
Preferred stock deemed dividends ($000)	—	1,581	3,351	4,601
Note 13.    Noncontrolling Interests
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
The following table presents the activity in noncontrolling interests in Silicon Carbide ($000):

	Nine Months Ended March 31,
	2026	2025
Balance-beginning of period	$353,508	$371,392
Share of foreign currency translation adjustments	(1,020)	30
Net loss	(13,785)	(16,815)
Balance-end of period	$338,703	$354,607
Note 14.    Accumulated Other Comprehensive Income (Loss)
The changes in Accumulated Other Comprehensive Income (Loss) (“AOCI”) by component, net of tax, for the nine months ended March 31, 2026 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Instruments	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income
AOCI - June 30, 2025	$381,554	$4,018	$(13,535)	$372,037
Other comprehensive income (loss) before reclassifications	(123,222)	5,097	826	(117,299)
Amounts reclassified from AOCI	—	(14,154)	—	(14,154)
Net current-period other comprehensive income	(123,222)	(9,057)	826	(131,453)
Reclass related to sale of shares to noncontrolling interest	1,020	—	—	1,020
AOCI - March 31, 2026	$259,352	$(5,039)	$(12,709)	$241,604
Note 15.    Share-Based Compensation

Stock Award Plans
The Company grants equity awards pursuant to the Coherent Corp. Omnibus Incentive Plan (as amended and restated, the “Plan”). The Plan was originally approved by the Company’s shareholders at the Annual Meeting in November 2018, and was subsequently amended, restated and approved by the Company’s shareholders at the Annual Meetings held in November 2020, November 2023 and November 2024. The Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance units to employees (including officers), consultants and directors of the Company.
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
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Stock Options and Cash-Based Stock Appreciation Rights	$1,424	$(822)	$3,851	$(239)
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	24,981	22,427	72,382	70,077
Performance Share Awards and Cash-Based Performance Share Unit Awards	21,584	16,064	55,374	39,813
Employee Stock Purchase Plan	2,583	2,497	8,294	7,005
	$50,572	$40,166	$139,901	$116,656
Note 16.    Income Taxes
The Company’s fiscal year-to-date effective income tax rate was 3% at March 31, 2026 compared to 19% for the same period in the prior fiscal year. The variance from the U.S. statutory federal income tax rate of 21% was primarily driven by differences between U.S. and foreign tax rates, as well as discrete tax benefits related to changes in German tax law, releases of uncertain tax positions, and excess tax benefits associated with stock-based compensation.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of March 31, 2026 and June 30, 2025, the Company’s gross unrecognized tax benefit, excluding interest and penalties, was $68 million and $124 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. Due to the U.S. valuation allowance, a large portion of the gross unrecognized tax benefit will not impact the tax rate if recognized. As of March 31, 2026, $6 million of the gross unrecognized tax benefit would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings (Loss). The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $7 million and $9 million at March 31, 2026 and June 30, 2025, respectively.
Fiscal years 2022 to 2025 remain open to examination by the Internal Revenue Service, fiscal years 2021 to 2025 remain open to examination by certain state jurisdictions, and fiscal years 2012 to 2025 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination by the Internal Revenue Service for the fiscal year ended June 30, 2024, New York City for the years ended June 30, 2023 through June 30, 2024; New York for the years ended June 30, 2023 through June 30, 2024; Massachusetts for the year ended June 30, 2023 and for certain subsidiary companies in Vietnam for the years ended June 30, 2017 through September 30, 2021; Malaysia for the years ended June 30, 2021 through June 30, 2023; Singapore for the year ended June 30, 2023; United Kingdom for the years ended June 30, 2022 through June 30, 2023; and Germany for the years ended September 30, 2012 through June 30, 2021. The Company believes its income tax reserves for these tax matters are adequate.
Note 17.    Earnings Per Share
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
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the three and nine months ended March 31, 2026 and the nine months ended March 31, 2025, diluted shares outstanding include the dilutive effect of the potential shares of Coherent Common Stock issuable from performance and restricted shares. For the three months ended March 31, 2025, as the Company was in a net loss position, there were no dilutive shares.
For the nine months ended March 31, 2026, diluted earnings per share included the potentially dilutive effect of the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock, calculated using the If-Converted method through their respective conversion dates, as the effect was dilutive. For the three months ended March 31, 2025, diluted loss per share excluded the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock under the If-Converted method, as the effect was anti-dilutive. For the nine months ended March 31, 2025, diluted earnings per share likewise excluded the potentially dilutive effect of such shares, as the effect was anti-dilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (000, except per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Numerator
Net earnings attributable to Coherent Corp.	$191,402	$15,711	$564,468	$144,983
Deduct Series B dividends and deemed dividends	—	(32,693)	(35,102)	(96,788)
Basic earnings (loss) available to common shareholders	$191,402	$(16,982)	$529,366	$48,195

Effect of dilutive securities:
Add back Series B preferred stock dividends	$—	$—	$31,751	$—
Add back Series B deemed dividends	—	—	3,351	—
Diluted earnings (loss) available to common shareholders	$191,402	$(16,982)	$564,468	$48,195

Denominator
Weighted average shares	190,218	155,175	171,157	154,518
Effect of dilutive securities:
Common stock equivalents	6,149	—	5,412	4,702
Series B Redeemable Preferred Stock	—	—	16,559	—
Diluted weighted average common shares	196,367	155,175	193,128	159,220

Basic earnings (loss) per common share	$1.01	$(0.11)	$3.09	$0.31

Diluted earnings (loss) per common share	$0.97	$(0.11)	$2.92	$0.30
The following table presents potential shares of common stock excluded from the calculation of diluted net earnings per share, as their effect would have been anti-dilutive (000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Series B Convertible Preferred Stock	—	29,281	—	28,921
Common stock equivalents	—	290	—	100
Total anti-dilutive shares	—	29,571	—	29,021

Note 18.    Segment Reporting
The Company’s businesses are organized and managed into segments based on similarities in products and services. Segment determination reflects how the CODM evaluates the Company’s operations for decision-making operating decisions and performance assessment. Effective July 1, 2025, the Company realigned its organizational structure and now identifies multiple operating segments, which are aggregated into two reportable segments: (i) Datacenter & Communications, and (ii) Industrial. In accordance with ASC 280, Segment Reporting, the aggregation of the Company’s segments is based on similarities in economic characteristics, product and service types, production processes, type or class of customers, and distribution methods. Previously, financial results had been reported in the following three segments: (i) Networking, (ii) Materials, and (iii) Lasers. Comparative prior period segment information has been recast to conform to the new segments.
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
The following table summarizes selected financial information of our operations by segment and reconciles segment profit to consolidated earnings (loss) before income taxes for the periods presented ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Segment revenue
Datacenter & Communications	$1,361,677	$968,650	$3,659,627	$2,736,838
Industrial	443,964	529,229	1,413,021	1,543,841
Total segment revenue	1,805,641	1,497,879	5,072,648	4,280,679

Intersegment revenue
Datacenter & Communications	10,179	9,675	30,020	29,443
Industrial	21,511	18,203	77,752	54,671
Elimination of intersegment revenue	(31,690)	(27,878)	(107,772)	(84,114)
Total intersegment revenue	—	—	—	—

Segment cost of goods sold and operating expenses (1)
Datacenter & Communications	1,024,246	745,331	2,766,377	2,101,469
Industrial	364,833	432,696	1,161,734	1,298,489
Total segment cost of goods sold and operating expenses	1,389,079	1,178,027	3,928,111	3,399,958

Segment profit
Datacenter & Communications	347,610	232,994	923,270	664,812
Industrial	100,642	114,736	329,039	300,023
Total segment profit	448,252	347,730	1,252,309	964,835

Unallocated Corporate expenses
Corporate and centralized function costs (2)	(82,147)	(68,477)	(242,380)	(202,986)
Share-based compensation	(50,572)	(40,166)	(139,901)	(116,656)
Restructuring costs (3)	(34,406)	(73,769)	(57,291)	(106,154)
Impairment of assets held-for-sale	—	—	(20,112)	—
Integration, site consolidation and other costs (4)	(18,743)	(6,404)	(62,421)	(24,483)
Amortization of intangibles	(70,469)	(87,163)	(210,423)	(230,741)
Interest expense	(44,558)	(57,284)	(149,216)	(188,206)
Gain on sale of business	8,922	—	124,133	—
Other income (expense), net	28,068	(4,577)	74,523	61,988
Earnings before income taxes	$184,347	$9,890	$569,221	$157,597
(1)Segment cost of goods sold and operating expenses primarily include manufacturing costs, labor and research and development costs, and exclude expenses and credits that are included in the Unallocated corporate expenses category.
(2)We do not allocate corporate and centralized function costs that are not directly attributable to our operating segments.
(3)See Note 10. Restructuring Plans for further information.
(4)Integration, site consolidation and other costs are $19 million and $62 million in the three and nine months ended March 31, 2026, primarily consisting of consulting and legal costs related to initiatives to integrate recent acquisitions into common technology systems, to divest businesses and simplify legal entity structure. Integration and site consolidation costs in the three and nine months ended March 31, 2025 primarily include $5 million and $21 million, respectively, in consulting and legal costs related to projects to integrate recent acquisitions into common technology systems and simplify legal entity structure, and $1 million and $3 million, respectively, of employee severance and retention costs related to sites being shut down as part of our 2023 Restructuring Plan or Synergy and Site Consolidation Plan.
Geographic information for revenues, by location of the customer’s headquarters, were as follows ($000):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
North America	$1,163,467	$943,714	$3,241,709	$2,610,597
Europe	214,873	173,159	599,168	509,371
China	206,011	160,880	571,665	514,445
Japan	84,418	115,777	302,749	288,244
Rest of World	136,872	104,349	357,357	358,022
Total	$1,805,641	$1,497,879	$5,072,648	$4,280,679

Note 19.    Fair Value of Financial Instruments
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
On February 23, 2022, we entered into an interest rate cap (the “Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 8. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we began to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. The fair value of the interest rate cap of $6 million and $17 million is recognized in the Condensed Consolidated Balance Sheet within Prepaid and other current assets and Other assets as of March 31, 2026 and June 30, 2025, respectively.
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
We estimated the fair value of the Senior Notes and the Term Facilities (“Debt Facilities”) based on quoted market prices as of the last trading day prior to March 31, 2026; however, the Debt Facilities have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Debt Facilities could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying values of the Debt Facilities are net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s Debt Facilities.

The fair value and carrying value of the Debt Facilities were as follows ($000):

	March 31, 2026		June 30, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$972,824	$985,797	$973,190	$985,034
Term A Facility	1,144,902	1,134,543	632,960	616,234
Term B Facility	1,083,380	1,057,180	2,108,938	2,065,880
Our borrowings, including our lease obligations and the Debt Facilities, are considered Level 2 among the fair value hierarchy.
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those investments. At March 31, 2026, time deposits of $825 million, with maturities of one year or less, are recorded in Short-term investments on the Condensed Consolidated Balance Sheet are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those investments.
At March 31, 2026, total restricted cash was $633 million, which includes $630 million held by Silicon Carbide LLC and restricted for use only by that subsidiary, and $3 million of cash restricted for other purposes in other entities. At June 30, 2025, total restricted cash was $724 million, which includes $720 million of cash held by Silicon Carbide LLC and restricted for use only by that subsidiary, and $4 million of cash restricted for other purposes in other entities. The restricted cash is invested in money market accounts and time deposits, with maturities of one year or less, that are held-to-maturity, are considered Level 1 among the fair value hierarchy and approximate fair value. Restricted cash that is expected to be spent and released from restriction after 12 months is classified as non-current on the Condensed Consolidated Balance Sheets.
We, from time to time, purchase foreign currency forward exchange contracts that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At March 31, 2026, we had no foreign currency forward contracts. The fair values of these instruments, when outstanding, are measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized gains related to these contracts for the three and nine months ended March 31, 2026 were zero and realized gains related to these contracts for the three and nine months ended March 31, 2025 were zero and $16 million, respectively, and were included in Other income, net in the Condensed Consolidated Statements of Earnings (Loss).

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
Trends and Other Matters Affecting Our Business
Industry Conditions
Coherent is a global leader in photonic technology, which is foundational to the performance and scalability of AI datacenters and critical to many important industrial applications. We are at the center of a significant expansion in optical networking infrastructure, driven by the rapid growth of AI and the increasing need for bandwidth and energy efficiency. We continue to experience strong demand in our Datacenter and Communications markets. The increasing investments by hyperscale and other cloud providers in AI datacenter infrastructures have significantly boosted demand for our datacenter transceivers. Elevated demand for our new ZR/ZR+ transceivers and sustained growth in traditional telecom transport products drove higher shipment volumes for our telecom and other communications solutions. We are investing in manufacturing capacity for the Datacenter and Communications markets, including expanding our indium phosphide capacity in Sherman, Texas, to address our increased customer demand and industry-wide shortage. In our Industrial markets, we are experiencing strong demand in semiconductor capital equipment.
Agreements with NVIDIA
On March 2, 2026, the Company entered into a multi-year strategic agreement with NVIDIA to advance the development of advanced optics technologies, including manufacturing capacity and research and development, to enable next-generation AI infrastructure. The non-exclusive agreement includes a multi-billion-dollar purchase commitment with NVIDIA, as well as future access and capacity rights for advanced laser and optical networking products. Separately, on March 2, 2026, NVIDIA made a $2 billion investment in the Company, through the purchase of shares of the Company’s Common Stock in a private placement. The proceeds from the investment will be used to support research and development, future capacity and operations as we build out our manufacturing capabilities. See Note 12. Equity and Redeemable Preferred Stock for further information.
Change in Reportable Segments
Operating segments are defined as components of a company that engage in business activities from which they may earn revenues and incur expenses, and for which discrete financial information is available and is evaluated regularly by the CODM in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into reportable operating segments is permitted if the businesses have similar economic characteristics and meet established qualitative criteria. Effective July 1, 2025, we realigned our organizational structure and identified multiple operating segments which have been aggregated into two reportable segments based on our internal management structure and CODM oversight: (i) Datacenter & Communications, and (ii) Industrial. See Note 18. Segment Reporting for further information.
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
In the three and nine months ended March 31, 2026, these activities resulted in net charges of $4 million and net recoveries of $2 million, respectively. The current quarter charges are primarily for site closure and move costs and employee termination costs and the current year-to-date recoveries are primarily for adjustments to employee termination costs partially offset by site move costs. In fiscal 2025, these activities resulted in charges of $53 million, primarily for impairment losses associated with the sale of our Newton Aycliffe business, impairment of right-of-use (“ROU”) assets, employee termination costs, site move costs and accelerated depreciation. In fiscal 2024, these activities resulted in $119 million of charges primarily for employee termination costs, and the write-off of property and equipment, net of $65 million from reimbursement arrangements. See Note 10. Restructuring Plans for further information.
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
In the three and nine months ended March 31, 2026, these activities resulted in $31 million and $59 million, respectively, of charges primarily related to write-off of property and equipment, employee termination and site closure costs. In fiscal 2025, these activities resulted in $107 million of charges primarily for the write-off of property and equipment and ROU assets, employee and contract termination costs. We expect the restructuring actions to be substantially completed by the end of fiscal 2026. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material. See Note 10. Restructuring Plans for further information.
Impairment of Assets Held-for-Sale and Sale of Business
In the fourth quarter of fiscal 2025, management entered into non-binding agreements to sell several entities. As a result of classifying these entities as held-for-sale, we recorded non-cash impairment charges of $85 million within the Industrial segment. These charges were recognized in Impairment of assets held-for-sale in our Consolidated Statements of Earnings (Loss) for the fourth quarter of fiscal 2025 to reduce the carrying values of the entities to their estimated fair value. In the nine months ended March 31, 2026, we recorded additional non-cash impairment charges of $20 million, within the Industrial segment. The charges were recorded in Impairment of assets held-for-sale in the Condensed Consolidated Statements of Earnings (Loss) to reduce the carrying values of the entities that continue to meet the held-for-sale criteria to their estimated fair value.
On September 2, 2025, we completed the sale of our aerospace and defense business, which is part of our Industrial segment, for approximately $400 million and recorded a gain of $115 million to Gain on sale of business in our Condensed Consolidated Statements of Earnings (Loss) for the first quarter of fiscal 2026.
On January 30, 2026, the Company completed the sale of its product division based in Munich, Germany and recorded a gain of $9 million within Gain on sale of business in the Condensed Consolidated Statements of Earnings (Loss) for the third quarter of fiscal 2026. The total loss associated with the sale was $96 million, substantially all of which was recognized through impairment charges within Impairment of assets held-for-sale in the Condensed Consolidated Statements of Earnings (Loss), including $81 million in the fourth quarter of fiscal 2025, $13 million in the first quarter of fiscal 2026 and $11 million in the second quarter of fiscal 2026.
See Note 7. Assets Held-for-Sale and Sale of Business for further information.
Macroeconomic Conditions - Tariffs and Export Controls
In early 2025, the United States implemented significant new tariffs and export restrictions affecting a broad range of countries, commodities and industries. These actions have prompted retaliatory measures from certain foreign governments, including the imposition of tariffs and export controls. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“EEPA”) were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA. Significant uncertainty remains regarding how and when any amounts may be recovered. We are evaluating the ruling and potential actions available to us. Because the process, timing, and amount of any recovery are uncertain, we have not recorded any potential benefit from a refund at this time.
These tariffs and export restrictions did not have a material impact on our business, financial condition, operational results and/or cash flows in the third quarter of fiscal 2026.
As a global company with a substantial and diversified manufacturing footprint, this footprint provides us with some insulation against these tariffs, trade sanctions, and other geopolitical challenges. Our geographically diverse supply chain combined with the internal production of many of our most critical technological in-feeds provides adaptability and optionality that benefits our customers. As the tariff, trade sanctions, and export restrictions become clearer, we expect to identify opportunities to mitigate their impact. However, we operate in a dynamic geopolitical environment, and we are not immune to any sustained disruption in global trade conditions. Such disruptions could create future headwinds for the Company and may result in revenue reduction, cost increases on material used in our products or significant production delays, which could adversely affect our business, financial condition, results of operations and cash flows.

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
Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.
New Accounting Standards
See Note 2. Recently Issued Financial Accounting Standards for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Conversion of Series B Preferred Stock
All outstanding shares of Series B-1 and Series B-2 Preferred Stock were converted to Company Common Stock in the second quarter of fiscal 2026, and no shares of Preferred Stock are currently issued and outstanding. See Note 12. Equity and Redeemable Preferred Stock for further information.
Results of Operations
The following tables set forth select items from our Condensed Consolidated Statements of Earnings (Loss) for the three and nine months ended March 31, 2026 and 2025 ($ in millions, except per share data) (1):

	Three Months Ended March 31, 2026		Three Months Ended March 31, 2025
		% of Revenues		% of Revenues
Revenues	$1,806	100%	$1,498	100%
Cost of goods sold	1,126	62	970	65
Gross margin	680	38	528	35
Operating expenses:
Research and development	186	10	151	10
Selling, general and administrative	268	15	231	15
Restructuring charges	34	2	74	5
Gain on sale of business	(9)	—	—	—
Interest and other, net	16	1	62	4
Earnings Before Income Taxes	184	10	10	1
Income Tax Expense	3	—	8	1
Net Earnings	182	10	2	—
Net Loss Attributable to Noncontrolling Interests	(10)	(1)	(14)	(1)
Net Earnings Attributable to Coherent Corp.	$191	11%	$16	1%

Diluted earnings (loss) per share	$0.97		$(0.11)
(1) Some amounts may not add due to rounding.

	Nine Months Ended March 31, 2026		Nine Months Ended March 31, 2025
		% of Revenues		% of Revenues
Revenues	$5,073	100%	$4,281	100%
Cost of goods sold	3,191	63	2,784	65
Gross margin	1,882	37	1,497	35
Operating expenses:
Research and development	507	10	426	10
Selling, general and administrative	778	15	681	16
Restructuring charges	57	1	106	2
Impairment of assets held-for-sale	20	—	—	—
Gain on sale of business	(124)	(2)	—	—
Interest and other, net	75	1	126	3
Earnings Before Income Taxes	569	11	158	4
Income Tax Expense	19	—	29	1
Net Earnings	551	11	128	3
Net Loss Attributable to Noncontrolling Interests	(14)	—	(17)	—
Net Earnings Attributable to Coherent Corp.	$564	11%	$145	3%

Diluted earnings per share	$2.92		$0.30
(1) Some amounts may not add due to rounding.
Consolidated
Revenues. Revenues for the three months ended March 31, 2026 increased 21% to $1,806 million, compared to $1,498 million for the same period last fiscal year. Revenues increased $393 million, or 41%, in the Datacenter & Communications segment. Revenue growth in our Datacenter business was fueled by continued strong AI datacenter demand, while our Communications business benefited from increased demand in data center interconnect, scale across and traditional telecom applications. In the Industrial segment, revenue decreased $85 million, or 16%, primarily due to the divestitures of our aerospace and defense business on September 2, 2025 and our Munich, Germany business on January 30, 2026.
Revenues for the nine months ended March 31, 2026 increased 19% to $5,073 million, compared to $4,281 million for the same period last fiscal year. Revenues increased $923 million, or 34%, in the Datacenter & Communications segment. Revenue growth in our Datacenter business was fueled by continued strong AI datacenter demand, while our Communications business benefited from increased demand in data center interconnect, scale across and traditional telecom applications. In the Industrial segment, revenue decreased $131 million, or 8%, primarily due to the divestitures of our aerospace and defense business on September 2, 2025 and our Munich, Germany business on January 30, 2026.
Gross margin. Gross margin for the three months ended March 31, 2026 was $680 million, or 38% of revenues, compared to $528 million, or 35% of revenues, for the same period in the prior fiscal year, representing an increase of 243 basis points. The improvement in gross margin percentage was primarily driven by higher revenue volume, cost reductions in product input costs and efficiency gains from improved cycle times in the manufacturing process and yield improvements within the Datacenter & Communications segment. Gross margin also benefited from pricing optimization in the Datacenter & Communications segment, as well as the divestitures of our aerospace and defense business on September 2, 2025 and our Munich, Germany business on January 30, 2026. Gross margin for the nine months ended March 31, 2026 was $1,882 million, or 37% of revenues, compared to $1,497 million, or 35% of revenues, for the same period in the prior year, representing an increase of 213 basis points. The increase was primarily driven by cost reductions in product input costs, efficiency gains from improved cycle times in the manufacturing process and yield improvements in the Datacenter & Communications segment. In addition, gross margin benefited from pricing optimization in both the Datacenter & Communications and Industrial segments and the divestitures of our aerospace and defense business on September 2, 2025 and our Munich, Germany business on January 30, 2026.

Research and development. Research and development (“R&D”) expenses for the three months ended March 31, 2026 were $186 million, or 10% of revenues, compared to $151 million, or 10% of revenues, for the same period last fiscal year. R&D expenses for the nine months ended March 31, 2026 were $507 million, or 10% of revenues, compared to $426 million, or 10% of revenues, for the same period last fiscal year. The increases in R&D expenses were primarily related to continued investment in our product portfolios, particularly in our Datacenter & Communications segment. We continue to prioritize R&D investments in projects with the highest expected return-on-investment, supporting our long-term growth strategy.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2026 were $268 million, or 15% of revenues, compared to $231 million, or 15% of revenues, for the same period last fiscal year. SG&A expenses for the nine months ended March 31, 2026 were $778 million, or 15% of revenues, compared to $681 million, or 16% of revenues, for the same period last fiscal year. Although flat for the three months ended March 31, 2026 and slightly decreased for the nine months ended March 31, 2026 as a percentage of revenue, the increases in SG&A expenses in both periods were primarily driven by higher legal, integration and divestiture-related consulting costs, higher facility exit costs and higher share-based compensation expense, partially offset by efficiencies achieved from cost reduction initiatives.
Restructuring charges. Restructuring charges for the three and nine months ended March 31, 2026 were $34 million and $57 million, respectively, and consisted primarily of employee termination costs, asset write-offs and move and other costs due to the consolidation and closure of certain manufacturing sites. Restructuring charges for the three and nine months ended March 31, 2025 were $74 million and $106 million, respectively, and consisted of asset write-offs, employee termination costs, move costs and accelerated depreciation due to the consolidation of certain manufacturing sites as well as impairment losses associated with the sale of our Newton Aycliffe business. See Note 10. Restructuring Plans for further information.
Impairment of assets held-for-sale. Impairment of assets held-for-sale for the nine months ended March 31, 2026 was $20 million, and represented non-cash impairment charges to reduce our carrying value in entities that continue to meet the held-for-sale criteria at December 31, 2025 to their estimated fair value. See Note 7. Assets Held-for-Sale and Sale of Business for further information.
Gain on sale of business. Gain on sale of business for the three and nine months ended March 31, 2026 was $9 million and $124 million, respectively, and relates to the sales of our aerospace and defense and our Munich, Germany businesses. See Note 7. Assets Held-for-Sale and Sale of Business for further information.
Interest and other, net. Interest and other, net expense for the three months ended March 31, 2026 was $16 million, compared to $62 million for the same period in the prior fiscal year, representing a decrease of $45 million. Included in Interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, and interest and dividend income on cash balances. For the three months ended March 31, 2026, the decrease of $45 million in comparison to the same period last fiscal year was driven by $16 million lower foreign exchange net losses, $14 million gains on sales from an equity investment and $13 million lower interest expense. The $16 million lower foreign exchange net losses were primarily due to lower volatility of exchange rates during the three months ended March 31, 2026. The $13 million lower interest expense was primarily due to lower interest expense on our Term Loans resulting from lower balances and lower interest rates, partially offset by lower interest expense benefit from our interest rate cap. Interest and other, net expense for the nine months ended March 31, 2026 was $75 million, compared to $126 million for the same period in the prior fiscal year, a decrease of $52 million. Included in Interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, losses on debt extinguishment, equity gains and losses from unconsolidated investments, and interest and dividend income on cash balances. For the nine months ended March 31, 2026, the decrease of $52 million in comparison to the same period last fiscal year was driven by $39 million lower interest expense and $36 million gains on sale from an equity investment, partially offset by $10 million lower interest income, $6 million lower foreign exchange net gains and $5 million higher debt extinguishment and debt transaction fees. The $39 million lower interest expense was primarily due to lower interest expense on our Term Loans resulting from lower balances and lower interest rates partially offset by lower interest expense benefit from our interest rate cap and swap. The $10 million lower interest and dividend income was primarily due to decreases in interest rates earned on investments as well as the decrease in average cash and restricted cash balances. The $6 million lower foreign exchange net gains were primarily due to lower volatility of exchange rates during the nine months ended March 31, 2026.
Income taxes. The Company’s year-to-date effective income tax rate at March 31, 2026 was 3% compared to 19% for the same period in the prior fiscal year. The variance from the U.S. statutory federal income tax rate of 21% was primarily driven by differences between U.S. and foreign tax rates, as well as discrete tax benefits related to changes in German tax law, releases of uncertain tax positions, and excess tax benefits associated with stock-based compensation.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the three and nine months ended March 31, 2026 was $10 million and $14 million, respectively, compared to $14 million and $17 million, respectively, in the same periods in the prior fiscal year. This amount represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC. See Note 13. Noncontrolling Interests for further information.

Segment Reporting
Revenues and segment profit for the Company’s reportable segments are discussed below. Our CODM evaluates each segment’s operations for decision-making and performance assessment based on segment revenue and segment profit, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, direct sales, marketing and administrative expenses. Segment profit does not include share-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring charges, impairment charges on assets held-for-sale, gain on sale of businesses and certain other charges. Additionally, we do not allocate Corporate strategic research and development, strategic marketing and sales expenses and shared general and administrative expenses, as these expenses are not directly attributable to our operating segments. Management believes segment profit to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 18. Segment Reporting for further information on the Company’s reportable segments and for the reconciliation of the Company’s segment profit to earnings (loss) before income taxes, which is incorporated herein by reference. Effective July 1, 2025, we report our financial results in the following two designated segments: (i) Datacenter & Communications and (ii) Industrial.
Comparative prior period segment information has been recast to conform to the new segments.
Datacenter & Communications ($ in millions)

	Three Months Ended March 31,		% Increase	Nine Months Ended March 31,		% Increase
	2026	2025		2026	2025
Revenues	$1,362	$969	41%	$3,660	$2,737	34%
Segment profit	$348	$233	49%	$923	$665	39%
Revenues for the three months ended March 31, 2026 increased 41% to $1,362 million, compared to $969 million for the same period in the prior fiscal year. Revenues for the nine months ended March 31, 2026 increased 34% to $3,660 million, compared to $2,737 million for the same period in the prior fiscal year. The increases in revenue of $393 million and $923 million during the three and nine months ended March 31, 2026, respectively, were primarily driven by growth in our Datacenter business reflecting continued strong AI datacenter demand as well as higher Communications business revenue due to increased demand for data center interconnect, scale across and traditional telecom applications.
Segment profit for the three months ended March 31, 2026 increased 49% to $348 million, compared to $233 million for the same period last fiscal year. Segment profit for the nine months ended March 31, 2026 increased 39% to $923 million, compared to $665 million for the same period last fiscal year. The increases in segment profit for the three and nine months ended March 31, 2026 were primarily driven by higher revenues, partially offset by increased R&D investments to support expansion of our product portfolio.
Industrial ($ in millions)

	Three Months Ended March 31,		% Increase (Decrease)	Nine Months Ended March 31,		% Increase (Decrease)
	2026	2025		2026	2025
Revenues	$444	$529	(16)%	$1,413	$1,544	(8)%
Segment profit	$101	$115	(12)%	$329	$300	10%
Revenues for the three months ended March 31, 2026 decreased 16% to $444 million, compared to $529 million for the same period in the prior fiscal year. Revenues for the nine months ended March 31, 2026 decreased 8% to $1,413 million, compared to $1,544 million for the same period in the prior fiscal year. The decreases in revenue of $85 million and $131 million during the three and nine months ended March 31, 2026, respectively, were primarily attributable to the divestitures of our aerospace and defense business on September 2, 2025 and our Munich, Germany business on January 30, 2026.
Segment profit for the three months ended March 31, 2026 decreased 12% to $101 million, compared to $115 million for the same period last fiscal year, primarily driven by the divestiture of our aerospace and defense business on September 2, 2025 and our Munich, Germany business on January 30, 2026 as well as increased R&D investments to support our product portfolio, partially offset by lower manufacturing and SG&A costs. Segment profit for the nine months ended March 31, 2026 increased 10% to $329 million, compared to $300 million for the same period last fiscal year. The increase was primarily driven by lower manufacturing costs, favorable product mix and improvements in pricing optimization as well as lower SG&A costs partially offset by increased R&D investments.

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
Sources (uses) of cash ($ in millions):

	Nine Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$10	$503
Proceeds from issuance of common shares	2,000	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	52	47
Effect of exchange rate changes on cash and cash equivalents and other items	(2)	3
Proceeds from long-term borrowings and revolving credit facilities	1,882	36
Payment of dividends	(11)	—
Debt issuance costs	(9)	—
Purchases of short-term investments	(825)	—
Proceeds from the sale of business	437	27
Proceeds from sale of equity investment	49	—
Other items	(4)	(2)
Payments in satisfaction of employees’ minimum tax obligations	(52)	(49)
Payments on borrowings under revolving credit facilities	(625)	(34)
Payments on existing debt	(1,762)	(386)
Additions to property, plant & equipment	(547)	(309)
Operating activities:
Net cash provided by operating activities was $10 million for the nine months ended March 31, 2026 compared to $503 million for the same period in the prior fiscal year. The decrease in cash flows provided by operating activities during the nine months ended March 31, 2026 compared to the same period in the prior fiscal year was primarily driven by a significant increase in inventories to support higher revenue levels, which resulted in increased working capital usage. This impact was partially offset by higher accounts payable and higher net earnings.
Investing activities:
Net cash used in investing activities was $891 million for the nine months ended March 31, 2026, compared to net cash used of $284 million for the same period in the prior fiscal year. The increase was primarily due to $825 million purchases of short-term investments and higher cash used to fund capital expenditures partially offset by $437 million cash received from the sale of businesses, net of fees, and cash received from the sale of an equity investment.
Financing activities:
Net cash provided by financing activities was $1,476 million for the nine months ended March 31, 2026, compared to net cash used of $386 million for the same period in the prior fiscal year. The increase was primarily due to the $2 billion in proceeds from the issuance of Common Stock to NVIDIA, net of fees, partially offset by higher payments, net of borrowings, on existing debt obligations.

Senior Credit Facilities
On September 26, 2025, the Company entered into Amendment No. 4 and Amendment No. 5 to the Credit Agreement. Under Amendment No. 4, (i) the existing revolving credit commitments were refinanced and replaced with the 2025 Revolving Loans, including the 2025 Incremental Term A Loans, the proceeds of which were used, in part, to repay all outstanding principal, interest and fees of the Existing Term A Loans. As amended, the 2025 Revolving Loans and the 2025 Incremental Term A Loans each bear interest at an adjusted SOFR rate subject to a 0.00% floor plus a range of 1.25% to 2.25% based on the Company’s total net leverage ratio. The interest rate applicable to the 2025 Revolving Loans and the 2025 Incremental Term A Loans is initially a SOFR-based rate plus 1.50% as of March 31, 2026. The 2025 Revolving Loans and the 2025 Incremental Term A Loans mature on the earlier of September 26, 2030 or a “Springing Maturity Date,” which is a date that is 91 days prior to the stated maturity of either (i) the Company’s unsecured senior notes or (ii) the term B loans then outstanding if, on such 91st day, the applicable senior notes or term B loans remain outstanding and liquidity is less than (x) $250 million plus (y) the aggregate outstanding principal amount of such notes or term B loans, as applicable. Under Amendment No. 5, the outstanding New Term B-2 Loans were replaced with the New Term B-3 Loans having substantially similar terms as the New Term B-2 Loans, except with respect to the interest rate applicable to the New Term B-3 Loans and certain other provisions. As further amended, the New Term B-3 Loans bear interest at a SOFR-based rate (subject to a 0.50% floor) plus 1.75% as of March 31, 2026. The New Term B-3 Loans will mature on July 1, 2029.
In relation to the Term Facilities, the Company incurred expense of $32 million and $111 million, respectively, for the three and nine months ended March 31, 2026, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss). On July 1, 2023, our interest rate cap became effective, which reduced interest expense by $3 million and $14 million, respectively, during the three and nine months ended March 31, 2026.
During the nine months ended March 31, 2026, the Company made payments of $509 million for the Term Facilities, $502 million of which were voluntary payments.
As of March 31, 2026, the Company had no borrowings outstanding under the Revolving Credit Facility.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	March 31, 2026	June 30, 2025
Cash and cash equivalents	$1,593	$909
Restricted cash, current	42	9
Restricted cash, non-current	591	715
Short-term investments	825	—
Available borrowing capacity under Revolving Credit Facility	668	315
Total debt obligations	3,194	3,687
Other Liquidity
On March 2, 2026, NVIDIA made a $2 billion investment in the Company through the purchase of shares of the Company’s Common Stock. The proceeds from the investment will be used to support research and development, future capacity and operations as we build out our manufacturing capabilities. We also entered into a multi-year capacity agreement that may require incremental investments in equipment, labor, and working capital to support future production volumes through 2030. While no material liability was recorded at quarter-end solely as a result of entering into the agreement, the arrangement may result in material future cash requirements and could affect revenue concentration, gross margin, and capital expenditures as volumes ramp. See Note 12. Equity and Redeemable Preferred Stock for further information.
On December 4, 2023, the Company completed two investment agreements under which Silicon Carbide LLC, a Company subsidiary, received $1.0 billion cash in exchange for 25% of the equity of that entity. Such funds have and will continue to be used primarily to fund future capital expansion in our silicon carbide business and will enable us to increase our available free cash flow to provide greater financial and operational flexibility to execute our capital allocation priorities. See Note 13. Noncontrolling Interests included in Item 1 for further information.
The Company believes existing cash, cash flow from operations, and available borrowing capacity from its Senior Credit Facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in R&D, and internal and external growth objectives at least through the next twelve months.

Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of March 31, 2026, the Company held approximately $808 million of cash, cash equivalents and restricted cash outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.
At March 31, 2026, we had $633 million of restricted cash, which includes $630 million at Silicon Carbide LLC that is restricted for use by only that subsidiary.
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
Interest Rate Risks
As of March 31, 2026, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. On February 23, 2022, we entered into an interest rate cap, amended on March 20, 2023, with an effective date of July 1, 2023. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $6 million and $19 million, respectively, for the three and nine months ended March 31, 2026.
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

Item 5.    OTHER INFORMATION
During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.

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

Coherent Corp.
(Registrant)

Date: May 6, 2026	By:	/s/ James R. Anderson
James R. Anderson Chief Executive Officer

Date: May 6, 2026	By:	/s/ Sherri Luther
Sherri Luther Chief Financial Officer and Treasurer