Form 10-K
period 2026-06-30
COHERENT CORP.
filed 2026-08-14
CIK 820318

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒    Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the fiscal year ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Aggregate market value of outstanding common stock, no par value, held by non-affiliates of the Registrant at December 31, 2025, was approximately $34,498,305,389 based on the closing sale price reported on the New York Stock Exchange. For purposes of this calculation only, directors and executive officers of the Registrant and their spouses are deemed to be affiliates of the Registrant.
Number of outstanding shares of common stock, no par value, at August 10, 2026, was 195,832,246.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement, which will be issued in connection with the 2026 Annual Meeting of Shareholders of Coherent Corp., are incorporated by reference into Part III of this Annual Report on Form 10-K.
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
The risk factors described in more detail herein under Item 1A. “Risk Factors” and summarized below under “Risk Factor Summary,” among others, in some cases have affected and in the future could affect our financial performance and actual results, and could cause actual results for fiscal 2027 and beyond to differ materially from those expressed or implied in any forward-looking statements included in this Annual Report on Form 10-K or otherwise made by our management.
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
•Our reliance on contract manufacturers, and any failure to qualify or requalify our own or our subcontractors’ manufacturing lines for volume production, could adversely affect our ability to meet customer demand and harm our business, results of operations, and financial condition.
•We may encounter increased competition, and we may fail to accurately estimate our competitors’ or our customers’ willingness and capability to backward integrate into our competencies and thereby displace us.
•We may not be able to achieve expected returns from strategic investments, including capacity expansions.
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
•We purchase a significant amount of the materials and components used in our products from a limited number of suppliers.
•Cybersecurity attacks and incidents and other vulnerabilities could subject us to costly damages, claims and expenses, harm to our reputation or competitive position, or disrupt our operations and business.
•We may be adversely impacted by any of the multiple uncertainties and outcomes associated with the use and evolution of AI.
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
•Legal, regulatory, and administrative investigations, inquiries, proceedings, and claims could have a material adverse effect on our business, results of operations, or financial condition.
Risks Related to Laws and Regulations
•Significant political, trade, regulatory developments, and other circumstances beyond our control, including those resulting from increased tariffs and ongoing geopolitical tensions, could have a material adverse effect on our financial condition and may limit our ability to sell our products to certain customers or markets, or could otherwise restrict our ability to conduct operations.
•We are subject to complex and rapidly changing domestic and international laws and regulations, including import and export regulations of the countries in which we operate and/or sell which could limit our sales and decrease our profitability, and we may be subject to legal and regulatory consequences if we do not comply with applicable laws and regulations.
•We are subject to a variety of complex and evolving laws, regulations, or industry standards, including with respect to environmental, health, safety, and product considerations and cybersecurity, data privacy, and AI requirements, which may have a material adverse effect on our business, results of operations, or financial condition.
•Our operations are subject to environmental, health and safety risks and requirements which could adversely affect our business, results of operations, and reputation.
•Failure to maintain effective internal control over financial reporting may cause a loss of investor confidence in the reliability of our financial statements or cause us to delay filing our periodic reports with the U.S. Securities and Exchange Commission and may adversely affect our stock price.
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
•Our common stock is subordinate to our existing and future indebtedness, and any preferred stock we may issue in the future.
•Our Board of Directors can issue, without approval of the holders of our common stock, preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of our common stock, the rights of holders of shares of our capital stock, or the market price of our capital stock.

PART I
Item 1.        BUSINESS
Definitions
Coherent Corp. (“Coherent,” the “Company,” “we,” “us,” or “our”), is a vertically integrated manufacturing company that develops, manufactures, and markets lasers, transceivers, and other optical and optoelectronic devices, modules, and systems, as well as engineered materials, for use in the data center, communications and industrial markets. Our headquarters are located at 375 Saxonburg Boulevard, Saxonburg, Pennsylvania 16056, USA. Our telephone number is +1-724-352-4455. Reference to “Coherent,” the “Company,” “we,” “us,” or “our” in this Annual Report on Form 10-K, unless the context requires otherwise, refers to Coherent Corp. and its wholly owned subsidiaries.
The following defined terms are used in this Annual Report on Form 10-K: artificial intelligence (AI); bismuth telluride (Bi2Te3); carbon dioxide (CO2); continuous wave (CW); co-packaged optics (CPO); datacenter interconnect (DCI); deep ultraviolet (DUV); digital signal processor (DSP); edge-emitting laser (EEL); electron-absorption modulated laser (EML); environmental, social, and governance (ESG); fifth-generation (5G) wireless; fourth-generation (4G) wireless; gallium arsenide (GaAs); gallium antimonide (GaSb), gallium nitride (GaN); gigabit per second (G); high-definition multimedia interface (HDMI); high-electron-mobility transistor (HEMT); indium phosphide (InP); infrared (IR); integrated circuit (IC); intellectual property (IP); kilowatt (kW); light-emitting diode (LED); machine learning (ML); millimeter (mm); nanometer (nm); near-infrared (NIR); optical circuit switches (OCS); optically pumped semiconductor laser (OPSL); organic light-emitting diode (OLED); original equipment manufacturer (OEM); photonic integrated circuits (PICs); polymerase chain reaction (PCR); printed circuit board (PCB); radio frequency (RF); research and development (R&D); silicon carbide (SiC); terabit per second (T); three-dimensional (3D); ultraviolet (UV); vertical-cavity surface-emitting laser (VCSEL); virtual reality (VR); watt (W); wavelength selective switching (WSS); zinc selenide (ZnSe); and zinc sulfide (ZnS).
General Description of Business
Coherent develops, manufactures, and markets lasers, transceivers, and other optical and optoelectronic devices, modules, and systems, as well as engineered materials, for use in datacenter & communications, as well as industrial applications, including precision manufacturing, energy, semiconductor & display capital equipment, and instrumentation. We generate nearly all of our revenues, earnings, and cash flows from developing, manufacturing, and marketing a wide range of products and services for our end markets. Coherent has broad technical expertise and a deep technology stack in areas of importance to our products, including materials growth and fabrication of specialty materials, lasers including semiconductor and high power lasers, passive optics including isolators, transceivers, transport equipment, high power lasers for semiconductor capital equipment, display manufacturing, precision manufacturing, consumer electronics, life sciences applications, and scientific research. Many of our products include custom integrated software that we develop internally, leveraging our deep domain expertise.
Information Regarding Reporting Segments and Foreign Operations
Effective July 1, 2025, the Company realigned its organizational structure and now identifies multiple operating segments, which are aggregated into two reportable segments: (i) Datacenter & Communications, and (ii) Industrial. In accordance with ASC 280 “Segment Reporting,” the aggregation of the company’s segments is based on similarities in economic characteristics, product and service types, production processes, type or class of customers, and distribution methods. Previously, financial results had been reported in the following three segments: (i) Networking, (ii) Materials, and (iii) Lasers. All applicable segment information has been restated to reflect this change.
Financial data regarding our revenues, results of operations, reporting segments, and international sales for the three years ended June 30, 2026, are set forth in the Consolidated Statements of Earnings (Loss) and in Note 20. Segment and Geographic Reporting to our Consolidated Financial Statements, which are included in Item 8 of this Annual Report on Form 10-K, and are incorporated herein by reference. We also discuss certain Risk Factors set forth in Item 1A – Risk Factors of this Annual Report on Form 10-K related to our foreign operations, which are incorporated herein by reference.

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
Our People. We support an inclusive environment in which every individual is considered a valuable member of the team. We listen to the voice of our people and foster open communication through an open-door policy, engagement and pulse surveys, skip-level sessions, and town hall meetings, among other methods. This rich feedback allows us to reflect and adjust our internal initiatives across the globe to create a culture that recognizes employees’ contributions and values their opinions.
As of June 30, 2026, the Company employed approximately 51,000 employees worldwide.

	Number of employees	Percent of total
Manufacturing	45,775	89%
Research and development	3,344	6%
Sales, general and administrative	2,359	5%
Total:	51,478	100%
Globally, as of June 30, 2026, approximately 47% of the workforce are women. Our global footprint is diverse, with approximately 44,582 employees in the Asia-Pacific region, 3,177 in Europe, and 3,719 in the Americas.
Occupational Health and Safety. It is our highest priority to keep our employees, customers, and suppliers safe, as the health and safety of our workforce is paramount to the success of our business. We provide our employees with upfront and ongoing training to ensure that safety policies and procedures are effectively communicated and implemented. We have experienced employees on-site at each of our manufacturing locations who are tasked with environmental, health, safety education, and compliance. We customize our policies to the local requirements and circumstances of each plant.
Talent Acquisition, Employee Development, and Learning. Hiring talented individuals and continuing to develop our employees is critical to our operations. Our Talent Acquisition teams continue their outreach efforts to engage and attract diverse, high-quality talent to our organization. In connection with universities, we are focused on an internship and apprentice program that builds our early career hire talent pool. We have a robust talent and succession-planning process that identifies internal candidates for development to build a talent funnel for our leadership pipelines. Our leadership and development programs include skills and competency development, management and leadership development, rotational and experiential learning, mentoring and coaching, to name a few. We provide all employees with the chance to learn and develop critical skills, and we strive to attract, motivate, develop and retain our talent.
Total Rewards. Our Total Rewards offerings are designed to:
•Provide a market-competitive total rewards package that attracts, motivates, rewards, and retains top talent
•Balance fixed costs (benefits and base pay) and variable costs (bonus and equity)
•Provide pay for performance, linked to company and individual performance
•Ensure strong governance practices, and
•Align with the interests of our shareholders
Eligible employees may participate in the Employee Stock Purchase Plan, allowing them to purchase company shares at a discount. Select employees are eligible to receive equity-based awards to align employee and shareholder interests. We also offer a compelling suite of benefits, including comprehensive health benefits, competitive time-off programs, and employee assistance programs.
Inclusion and Belonging. Coherent respects and upholds the universal values of human rights, which are fundamental to every individual. We hold an expectation for all leaders and employees to engage with one another in a manner that is dignified, fair, and respectful, and we continue to identify ways to highlight different perspectives.
Human Capital, Sustainability, and Corporate Responsibility Recognition: As part of our ongoing focus on human capital management, employee well-being, sustainability, and responsible business practices, the Company received several external recognitions during 2025 and 2026.
In 2025, the Company received the Top Workplaces Work-Life Flexibility Award and the Top Workplaces Employee Well-Being Award, which are based on employee survey feedback and recognize organizations for workplace practices that support employee flexibility and well-being.
In 2026, the Company was named to Forbes' America’s Best Companies 2026 list, reflecting third-party evaluation of factors including workplace culture, employee experience, leadership, and business performance.
In 2026, the Company was recognized as one of TIME’s America’s Best Companies 2026, reflecting our culture and our people. TIME’s ranking incorporates employee feedback alongside measures of financial performance and sustainability transparency, making it a meaningful reflection of who we are and how we work together.
In China, the Company received the Mercer China Healthy Workplace Women Care Excellence Award (2026–2027), recognizing programs and initiatives that support employee health, well-being, and women's workplace experiences.
The Company also received recognition from Kununu, one of Europe's largest employer review and workplace insight platforms. In 2026, the Company was awarded the Kununu Seal for Family Friendliness, which recognizes employers based on employee feedback regarding family-supportive workplace practices, flexibility, and work-life integration.
The Company's ratings and recognitions on employer review platforms provide an additional source of employee-generated feedback regarding workplace culture and employee experience. While these recognitions are administered by independent third parties and utilize varying methodologies, they provide external perspectives on the Company's human capital management practices, sustainability initiatives, workplace culture, and corporate responsibility programs. The Company continues to evaluate and invest in programs designed to support its employees, communities, and long-term business objectives.
Manufacturing Processes
Our success in developing and manufacturing many of our products depends on our ability to tailor the optical and physical properties of technically challenging materials, components, and photonics-based solutions across our target markets. The ability to produce these complex materials, and to control their quality and in-process yields, is an expertise of the Company that is critical to our customers. In the markets we serve, there is a limited number of high-quality suppliers of many of the components we manufacture. Aside from datacenter transceivers, there are very few industry-standard products. Our lasers are displacing conventional technologies because they can do the job faster, yield higher quality, provide overall economic benefits, and enable next-generation applications. Overall, our key differentiators are our deep technology expertise and our broad portfolio solutions, combined with our ability to deliver volume solutions at scale.
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

Sources of Supply
In our production processes, we use certain substrates, along with numerous optical, electrical, and mechanical parts that are sourced from third-party suppliers. These include InP substrates, ICs, DSPs, mechanical housings, and optical components, and we commonly refer to them as raw materials. Raw materials or subcomponents required in the manufacturing process are generally available from several sources. However, in the Industrial segment, we currently purchase several key components and materials used in the manufacture of our products, including exotic materials, crystals, and optics, from sole-source or limited-source suppliers. We also purchase assemblies and turnkey solutions from contract manufacturers, based on our proprietary designs. We rely on our own production and design capability to manufacture and specify certain strategic components, crystals, fibers, semiconductor lasers, and laser-based systems. We use rare-earth materials in some of our production processes. Like with other materials, we continuously work to strengthen and diversify our supply chain, including maintaining buffer inventory and developing multiple sources of supply.
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
Reporting Segments and Business Units
For fiscal year 2026, the Company reports its results in two reporting segments: (i) Datacenter & Communications, and (ii) Industrial.
The Datacenter & Communications segment leverages our compound semiconductor technology platforms and deep knowledge of end-user applications for its key end markets to deliver differentiated components, modules, and subsystems.
The Industrial segment’s lasers and optics products serve industrial customers in both semiconductor and display capital equipment and precision manufacturing, and instrumentation customers in life sciences and scientific instrumentation. It is also a market leader in engineered materials and optoelectronic devices, such as those based on ZnSe, ZnS, GaAs, InP, GaSb, and SiC.
The following describes the principal products developed and marketed by each of our reportable segments.
Datacenter & Communications
•Transceivers, co-packaged optics, optical circuit switches, and other systems, subsystems, modules, and semiconductor devices for datacenter and communications applications.
•VCSELs, EELs, pump lasers, and other components, optics and ICs for datacenter and communication applications.
Industrial
•Excimer lasers, solid-state lasers, CO2 lasers, and laser systems for a variety of industrial applications, including semiconductor capital equipment, display manufacturing, precision manufacturing, and scientific research.
•Laser systems and subsystems, including high-power lasers for materials processing.
•Engineered materials, laser optics, thermoelectric components, and advanced ceramic and metal-matrix composite materials and products.
Markets
For fiscal year 2026, we report revenues of our two business segments in the following markets: (i) Datacenter & Communications, and (ii) Industrial. These markets are consistent with the realignment of our organizational structure into two reporting segments which mirror the markets that they report into. The Company realigned its markets from its four former markets: communications, industrial, instrumentation and electronics.
Datacenter & Communications Market Group
•Datacenter Market Vertical. AI and ML are driving rapid growth in datacenter infrastructure, increasing demand for high-performance optical connectivity that enables greater bandwidth, lower latency, and improved power efficiency.
Coherent is a leading supplier of optical transceivers for AI datacenter and networking applications, offering a comprehensive, protocol-agnostic portfolio supporting Ethernet, InfiniBand, NVIDIA NVLink, and other AI networking architectures. Our vertically integrated technology platform includes the in-house design and manufacture of transceivers and many of their critical components, including lasers, detectors, ICs, passive optics, thermal solutions, and PICs.
InP is a foundational technology for next-generation AI optical interconnects. We continue to expand our global 6-inch InP manufacturing capacity in the United States and Europe to support increasing customer demand, while also operating multiple 6-inch GaAs VCSEL manufacturing facilities.
During fiscal 2026, we announced the expansion of our Sherman, Texas, manufacturing facility, entered into a strategic multi-year supply agreement with NVIDIA for advanced lasers and optical networking products supporting next-generation AI infrastructure, and received a $50 million preliminary memorandum of terms under the CHIPS and Science Act to support the Sherman expansion.
Our portfolio also includes silicon photonics, CPO, OCS, and other advanced optical technologies that support evolving AI datacenter architectures.
•Communications Market Vertical. We develop optical communications technologies that enable high-speed transmission systems, transport networks, and datacenter connectivity supporting the growing bandwidth demands of AI, cloud computing, and next-generation communications networks. Our customers include optical component and module manufacturers, networking equipment manufacturers, datacenter operators, enterprises, and telecom service providers.
Our portfolio includes coherent transmission components and transceivers, transport products, optical amplifiers, passive optical components, optical line systems, and our multi-rail platform.
As AI infrastructure expands across geographically distributed datacenters, demand for DCI solutions continues to grow. Our expertise across the optical networking stack enables us to deliver components, modules, subsystems, and integrated solutions that provide low power consumption, compact form factors, and efficient deployment for AI networking and communications applications.
Industrial Market Group
•Precision Manufacturing Market Vertical. Our Precision Manufacturing vertical encompasses a broad range of applications across very diverse markets. With complete verticality, from materials to laser solutions, we intersect with any industrial laser process within the application areas of medical device manufacturing, machine tools, consumer goods, and industrial electrical and electronics. Our portfolio of optics, components, and lasers enables a wide variety of applications including EV battery welding, fine processing of medical devices, additive manufacturing, high-temperature superconducting wires and tapes, and even bleaching of jeans.
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
•Display Capital Equipment Market Vertical. Our excimer laser-based annealing systems can improve accuracy, combining high-spatial precision and selectivity for LTPS OLED display production. Our CO2 lasers and UV ultrashort-pulsed lasers are used for cutting applications. Beyond OLED, we are offering UV and DUV laser solutions for a broad range of applications to manufacture next-generation microLED displays.
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
•Consumer Electronics Market Vertical. We manufacture GaAs VCSELs and VCSEL arrays, InP edge-emitting lasers and photodiodes, and specialty glass wafers for the consumer electronics market. Leveraging our vertically integrated 6-inch GaAs platform, our VCSEL and InP products support high-volume, high-reliability applications, including 3D sensing. Our products are used in smartphones, tablets, AR/VR headsets, smart watches, household robots, datacenters, HDMI optical cables, and automotive applications.
•Automotive Market Vertical. We are a market leader in the technology development and large-volume manufacturing of 100 mm, 150 mm, and the industry’s first 200 mm semi-insulating SiC substrates. These substrates are utilized by customers worldwide not only to manufacture GaN-on-SiC HEMT RF power amplifier devices that are embedded in remote radio heads in 4G, 5G, and 6G wireless base stations.
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
Our sales force develops effective communications with our largest OEM and end-user customers worldwide. Products are actively marketed through key account relationships, personal selling, authorized distributors, systems integrators, select advertising, attendance at trade shows, digital marketing, and customer partnerships. Our sales force includes a highly trained technical sales support team to assist customers in designing, testing, and qualifying our products as key components of our customers’ systems.
We do business with a number of customers in the aerospace and defense industry, who in turn generally contract with a governmental entity.
We had two customers who each contributed more than 10% of revenue during fiscal 2026.
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
Our Strategy
Our strategy is to grow businesses with world-class lasers, optics, and engineered materials to advance our current customers’ strategies, reach new markets through innovative technologies and platforms, and enable new applications in large and growing markets. A key strategy of ours is to develop and manufacture high-performance materials and, in certain cases, components incorporating those materials that are differentiated from those produced by our competitors. We focus on providing components that are critical to the heart of our customers’ products that serve the applications mentioned above.
We continue to grow the number and size of our key accounts. We target strategic, long-term, sales agreements with market leaders, which enables our forward planning and production efficiencies. We intend to continue capitalizing and executing on this proven model, participating effectively in the growth of the markets discussed above, and continuing our focus on operational excellence as we execute our primary business strategies.
Research and Development
During the fiscal year ended June 30, 2026, we continued to invest in and focus our R&D efforts on new products and platform technologies to support the Company’s long-term growth.

We devote significant resources to R&D programs focused on the continuous improvement of our existing products and processes, as well as the development of new materials, technologies, platforms, and products. We believe these activities are critical to establishing and maintaining leadership positions in the markets we serve. In addition, certain manufacturing personnel support or participate in our R&D efforts on an ongoing basis. We believe the close collaboration between our development and manufacturing teams help improve project execution, reduce costs, accelerate technology transfers and provide valuable development opportunities for our employees.
During the fiscal year ended June 30, 2026, we focused our R&D investments in the following areas:

Datacenter & Communications
Area of Development:	Our R&D Investments:
Photonics design	Continue to develop and improve crystal materials, precision optical parts, and laser device components for photonics applications.
Datacom transceivers and components for datacom transceivers	800G/1.6T transceivers, CPO, VCSELs, EMLs, silicon photonics, ICs, isolators, and thermoelectric coolers; 400G/lane components supporting 3.2T and 6.4T.
Optical circuit switch (OCS)	Develop the OCS product family for AI/ML and hyperscale datacenters based on our digital liquid-crystal technology.
Coherent transceivers	Drive further integration to reduce size and power consumption; increase bandwidth to enable 100G/200G/400G/800G and future 1.6T coherent transceivers.
Pump lasers	Continue to invest in our next-generation GaAs pump laser portfolio and our InP based Raman pumps to address evolving terrestrial and undersea markets.
Advanced optics manufacturing	High-precision and more compact optics and automated assembly platforms and packages.
Semiconductor devices
Increase output power, bandwidth, performance, and reliability of EEL diodes, VCSELs, InP lasers, EML’s, and detectors for a variety of applications across our markets. Higher speed InP PIC’s for coherent communications.

Industrial
Area of Development:	Our R&D Investments:
Diode-pumped solid-state lasers	Continue to develop solid-state lasers for industrial applications for materials processing, instrumentation, and scientific applications.
Optically pumped semiconductor lasers	Continue to broaden the product portfolio of CW, visible, and ultraviolet OPSLs.
Semiconductor lasers	Increase output power of GaAs- and InP-based edge-emitting semiconductor lasers for laser pumping, and industrial applications including laser inertial confinement fusion.
Excimer lasers and excimer laser tools	Continue to support existing excimer laser-based applications in display manufacturing, instrumentation, and materials processing.
CO2 lasers	Continue to develop CO2 lasers used in industrial applications.
Thermoelectric materials and devices	Continue to develop leading Bi2Te3 materials for thermoelectric cooling/heating; focus on thermoelectric power-generation capability in order to introduce new products.
R&D expenditures were $723 million, $582 million, and $479 million for the fiscal years 2026, 2025, and 2024, respectively.
Government Regulation
We are subject to a variety of U.S. federal, state, and foreign government regulations that may have a material effect on our capital expenditures, earnings, and competitive position, including:

•Environmental, health, and safety laws and regulations governing greenhouse gas emissions and climate change;
•The purchase, use, handling, storage, and disposal of regulated and hazardous chemicals and materials at our facilities; and
•Cybersecurity, data privacy, and data protection laws.
We have made, and will continue to make, capital and other expenditures to comply with these laws and regulations. For additional discussion regarding regulatory risks, see the discussion in Item 1A. Risk Factors of this Annual Report on Form 10-K.
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
Trade Secrets, Patents, and Trademarks
Our use of trade secrets, proprietary know-how, trademarks, copyrights, patents, contractual confidentiality, and IP ownership provisions helps us develop and maintain our competitive position with respect to our products and manufacturing processes. We aggressively pursue process and product patents in certain areas of our businesses and in certain jurisdictions across the globe. We have entered into selective IP licensing agreements. We have confidentiality and noncompetition agreements with certain personnel. We require our U.S. employees to sign a confidentiality and noncompetition agreement upon commencement of their employment with us. As of June 30, 2026, we had a total of approximately 3,160 issued patents and 1,280 patent applications pending globally.
Executive Officers of the Registrant
The executive officers of the Company and their respective ages and positions as of June 30, 2026, are set forth below. Each executive officer listed has been appointed by the Board of Directors to serve until removed or until a successor is appointed and qualified.

Name	Age	Position
Jim Anderson	53	Chief Executive Officer
Sherri Luther	61	Chief Financial Officer and Treasurer
Julie Sheridan Eng	59	Chief Technology Officer
Rob Beard	48	Chief Strategy and Legal Affairs Officer
Ilaria Mocciaro	55	Chief Accounting Officer
Jeff Place	52	Chief Supply Chain Officer
Jim Anderson was appointed Chief Executive Officer of Coherent Corp. and a member of the Board of Directors on June 3, 2024. He brings over 25 years of experience in the technology and semiconductor industries, with a strong track record in innovation-driven businesses. Prior to joining Coherent, Mr. Anderson served as President and Chief Executive Officer of Lattice Semiconductor Corporation from September 2018 to 2024. Before Lattice, he was Senior Vice President and General Manager of the Computing and Graphics Business Group at Advanced Micro Devices, Inc. (AMD). Earlier in his career, he held various leadership roles across general management, engineering, sales, marketing, and corporate strategy at Intel, Broadcom (formerly Avago Technologies), and LSI Corporation. Mr. Anderson currently serves on the Board of Directors of Applied

Materials, Inc., where he was appointed in July 2025. He previously served on the Board of Directors of Entegris, Inc., (March 2023–July 2024), the Semiconductor Industry Association (until June 2024), and Sierra Wireless (April 2020–January 2023). He also sits on the Americas Executive Board for the MIT Sloan School of Management and the U.S.-Japan Business Council. Mr. Anderson earned an MBA and Master of Science degree in electrical engineering and computer science from the Massachusetts Institute of Technology, a Master of Science degree in electrical engineering from Purdue University, and a bachelor’s degree in electrical engineering from the University of Minnesota.
Sherri Luther was named Chief Financial Officer of Coherent Corp. in September 2024. Ms. Luther joined Coherent from Lattice Semiconductor, where she had been CFO since 2019. Prior to Lattice, Ms. Luther worked at Coherent, Inc., for 16 years, including as Corporate Vice President of Finance. Ms. Luther has more than 30 years of strategic and financial operations experience, with expertise in financial reporting, forecasting, internal audit, M&A, treasury, investor relations, operations, and global supply chain management. Previously, Ms. Luther held senior finance and accounting roles at companies including Quantum, Ultra Network Technologies, and Arthur Andersen. Ms. Luther is a Certified Public Accountant (CPA) and graduated from the Executive MBA Program at Stanford University Graduate School of Business. She holds a bachelor's degree in Business Administration, with a dual major in Accounting and Finance, from Wright State University. She serves on the Board of Directors of Silicon Labs and is also NACD (National Association of Corporate Directors) Directorship Certified.
Julie Sheridan Eng is EVP, Optical Components and Chief Technology Officer at Coherent. She was named Chief Technology Officer (CTO) of Coherent in 2022. Prior to becoming CTO, Dr. Eng served as Senior Vice President and General Manager of the Optoelectronic Devices and Modules Business Unit, leading engineering, product management, and operations for VCSELs, InP lasers and detectors, and CMOS/BiCMOS ICs for datacom and 3D sensing. Prior to Coherent, she held senior leadership roles at Finisar, including EVP and GM of 3D Sensing and EVP of Datacom Engineering, where her teams launched hundreds of fiber optic transceiver products and delivered multiple industry firsts. She began her career at AT&T Bell Laboratories/Lucent/Agere, leading development of laser-based datacom transceivers. Dr. Eng is a Past Chair of the IEEE Women in Engineering Committee and serves on the Board of Directors of Optica. She has published extensively, holds six U.S. patents, and is a frequent invited speaker. She was named an Optica Fellow in 2022, elected to the National Academy of Engineering in 2025, and received the 2025 Dr. Lisa Su Woman of Innovation Award from the Global Semiconductor Alliance. She holds a B.A. in Physics from Bryn Mawr College, a B.S. in Electrical Engineering from Caltech, and M.S. and Ph.D. degrees in Electrical Engineering from Stanford University.
Rob Beard is Chief Strategy and Legal Affairs Officer at Coherent. He joined the company in 2024, initially serving as Chief Legal and Global Affairs Officer. Prior to joining Coherent, Rob was Chief Legal and Global Affairs Officer at Mastercard, where he led the company’s global legal, government affairs, and policy teams and was a member of Mastercard’s Management Committee. Prior to Mastercard, Rob spent nearly a decade at Micron Technology, where he held several leadership roles within the legal organization, ultimately serving as General Counsel and Corporate Secretary. During his tenure at Micron, Rob played a key role in advancing the U.S. CHIPS and Science Act and in securing a major incentive package from the state of New York for Micron’s planned $100 billion semiconductor manufacturing facility in the Syracuse area. After clerking on the U.S. Court of Appeals for the Ninth Circuit, Mr. Beard began his corporate legal career as an associate in Shearman & Sterling’s London office, before moving to Weil, Gotshal & Manges. He graduated from the University of Utah and received his Juris Doctor from the University of Illinois College of Law, summa cum laude. Mr. Beard has also taught in the University of Illinois Communications Department, at the University of Illinois College of Law, and at the S.J. Quinney College of Law at the University of Utah.
Ilaria Mocciaro is a seasoned finance executive and active Certified Public Accountant (CPA) in Illinois with over 28 years of experience across public and corporate accounting. She has held senior leadership roles at multiple Fortune 500 companies, overseeing global finance functions including accounting, tax, treasury, SEC reporting, and financial systems. Ms. Mocciaro is currently Chief Accounting Officer and Corporate Controller for Coherent Corp. She joined Coherent in 2023 from CDW, where she was Vice President, Chief Accounting Officer, and Controller from 2020 to 2022. From 2016 to 2020, she was Senior Vice President, Chief Accounting Officer, and Global Controller at Anixter International Inc., where she helped close the sale of Anixter to Wesco. From 2011 to 2016, Ms. Mocciaro was the Chief Accounting Officer of the agricultural and construction equipment segments at CNH Industrial N.V., after serving as Director of Accounting and Reporting. She led Internal Audit at McMaster-Carr Supply Company from 2010 to 2011 and previously held several management positions at Ernst & Young LLP in Chicago and Milan, Italy, from 1997 to 2010. Ms. Mocciaro holds a B.A. degree in Accounting and Business Administration from the Catholic University of the Sacred Heart (Università Cattolica del Sacro Cuore) in Milan.
Jeff Place joined Coherent Corp. as Chief Supply Chain Officer in July 2025. He brings to the role more than 25 years of broad operations, supply chain, manufacturing, quality, and security experience in industrial and technology companies. Mr. Place came to Coherent from Pratt and Whitney, a $26B RTX company, where he served as Vice President of Integrated Business Planning. In this role, he led transformation by developing, deploying, and integrating key business planning and execution processes across all businesses and functions. Before that, he held senior executive positions as Deputy President at Raytheon Naval Power and Vice President, Operations and Supply Chain, at Raytheon Technologies. Prior to RTX, Jeff held the position of Vice President, Operations, for United Technologies Aerospace Systems, a $14B business of UTC. Earlier in his career, he also held operations roles at Eaton Corporation and Honeywell International. Mr. Place holds an MBA with an emphasis in finance, international management, and policy from Case Western University and a bachelor’s degree in materials and logistics management from Michigan State University. He is a graduate of the Executive Leadership Development Program at INSEAD.
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
Our markets are characterized by extensive research and development, rapid technological change, frequent new product introductions, changes in customer requirements and evolving industry standards. The nature of these markets requires significant research and development expenses to participate, with substantial resources invested in advance of material sales of our products to our customers. To compete effectively, we must continually address the challenges of dynamic and accelerating market trends and competitive developments. Otherwise, our product offerings may become less competitive given the frequent introduction of alternative or more cost-effective technologies. Because this industry is subject to rapid change, it is difficult to predict its potential size or future growth rate. We cannot ensure that our expenditures for research and development will result in the launch of new products or, if such products are introduced, that those products will achieve sufficient market acceptance or generate sales to offset the costs of development. Our failure to address rapid technological changes in our markets, or the failure of either our customers’ or our products to gain market acceptance, or the failure of the markets in which we participate to grow could adversely affect our business and results of operations.
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
Alternatively, downturns in the industries in which we compete, or changes in technology, may cause our customers to significantly and abruptly reduce their demand, or even cancel orders. A portion of the recent demand for our products has been driven by the rapid expansion of artificial intelligence (“AI”) and data center infrastructure. The semiconductor and photonics industries have experienced a significant upturn driven by the adoption and proliferation of AI, which may not be sustainable. Some of our AI and data center infrastructure-related customers may experience constrained resources or capital in the future and may be unable to pay for their required infrastructure, or result in additional credit or customer default risks. Furthermore, the AI industry is rapidly evolving, with continuous improvements in algorithms, software efficiencies and hardware capabilities. Emerging AI technologies, such as those demonstrated by DeepSeek, may allow for complex AI operations to be executed with significantly less computing power than is currently required. This reduction in computational intensity could decrease the demand for services provided by AI datacenters that are our customers. Additionally, AI datacenters require access to clean water and predictable sources of energy. Any shortages of these resources or regulations limiting energy, water, or land availability could decrease development and growth of our AI datacenter customers and, in turn, negatively impact our business. If our AI and data center infrastructure-related customers substantially reduce their expansion plans, cancel, reduce, or delay their orders, are unable to generate the profit required to offset their spending, or are otherwise unable to meet their obligations, and we cannot offset the resulting downturn, it could have a material adverse effect on our business, results of operations, or financial condition.
Shifts in market demand could also have an adverse effect on our business, results of operations and financial condition, as we base many of our operating decisions including, but not limited to, those regarding manufacturing capacity and staffing, and enter into purchase commitments, on the basis of anticipated revenue trends. With respect to orders we initiate with our suppliers to address anticipated demand from our customers, certain suppliers may have required noncancellable purchase commitments or advance payments from us, and those obligations and commitments could reduce our ability to adjust our inventory or expense levels to reflect declining market demands. Should revenues in future periods fall substantially below our expectations, or should we fail to accurately forecast changes in demand mix, we could be required to record substantial charges for obsolete or excess inventories or noncancellable purchase commitments. Because certain of our sales, research and development, and internal manufacturing overhead expenses are relatively fixed, a reduction in customer demand likely would decrease our gross margins and operating income.
We contract with a number of large end-user service providers and product companies that have considerable bargaining power, which may require us to agree to terms and conditions that could have an adverse effect on our business or ability to recognize revenues. Any loss, cancellation, reduction, or delay in purchases by these large customers could harm the longevity of our business.
A small number of customers have consistently accounted for a significant portion of our revenues, with two customers each contributing more than 10% of total revenues in fiscal 2026. Our success will depend on our continued ability to develop and manage relationships with our large customers and their continued need for our products. Although we are attempting to expand our customer base, we expect that significant customer concentration will continue for the foreseeable future. We may not be able to offset any decline in revenues from our existing large customers with revenues from new customers, and our quarterly results may be volatile because we are dependent on large orders from these customers that may be reduced, delayed, or cancelled. The markets in which we have historically sold our optical subsystems and components products are dominated by a relatively small number of systems manufacturers, thereby limiting the number of our potential customers.
Our dependence on large orders from a relatively small number of large customers makes our relationship with each large customer critically important to our business. We cannot ensure that we will be able to retain our large customers, attract additional large customers, or that our large customers will be successful in selling their products that incorporate our products. In addition, governmental trade action or economic sanctions may limit or preclude our ability to do business with certain large customers. We have in the past experienced delays and reductions in orders from some of our large customers. Our large customers have in the past sought price concessions from us, and we expect that they will continue to do so in the future. Because many customers may alter purchasing behavior with little or no notice, including by delaying, reducing, or cancelling purchase orders, seeking price concessions, changing product specifications, reducing expansion plans, or shifting purchases to competitors, it may be difficult for us to forecast revenue, determine appropriate inventory levels, plan staffing and manufacturing capacity, or recover investments made in anticipation of demand. If forecasted orders do not materialize, we may incur excess or obsolete inventory, underutilized manufacturing capacity, liabilities under supplier arrangements, reimbursement obligations for supplier capital expenditures, noncancellable purchase commitments, or reduced margins and profitability. The loss of one or more of our large customers, any reduction or delay in sales to these customers, our inability to successfully develop relationships with additional customers, or future price concessions that we may make could significantly harm our business.
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
•we could be required to pay for costs, payments, or damages in connection with warranty and product liability claims and product recalls;
•we could incur a decrease in revenue or adjustment to pricing commensurate with the reimbursement of such costs or alleged damages; and
•we may encounter adverse publicity, which could cause a decrease in sales of our products or harm our reputation or relationships with existing or potential customers.
Although we maintain insurance and self-insured retentions for reasonably estimable liabilities, such insurance coverage may not continue to be available on acceptable terms, if at all, and our reserves may be inadequate to cover such claims. Any of the foregoing items could have a material adverse effect on our business, results of operations, or financial condition.
Our reliance on contract manufacturers, and any failure to qualify or requalify our own or our subcontractors’ manufacturing lines for volume production, could adversely affect our ability to meet customer demand and harm our business, results of operations, and financial condition.
We provide components to contract manufacturers to produce finished or intermediary goods, and for some products a particular internal or external manufacturing site may be the sole qualified source. Our reliance on contract manufacturers exposes us to risks including reduced control over delivery schedules and planning, limited visibility into or availability of manufacturing capability and capacity, reliance on third-party quality assurance procedures, cybersecurity incidents or data security breaches affecting contract manufacturers, and the risk that disruptions at those manufacturers could require us to identify and qualify alternatives, which may be expensive and time-consuming and could result in supply interruptions and harm to customer relationships.
In addition, customers may require qualification or requalification of manufacturing lines before they will accept volume shipments, including when we establish new lines, relocate production, introduce new products, or transition work to new contract manufacturers or internal sites. Any failure or delay in obtaining such qualification or requalification could delay revenue, increase costs, harm our reputation, and adversely affect customer relationships and operating results.

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
We may not be able to achieve expected returns from strategic investments, including capacity expansions.
We have made and are planning to make significant investments to satisfy increased customer demand, including expansion of our production capacity in the United States and in other regions where we operate. These projects are highly dependent on available sources of materials, and specialized equipment, as well as labor, skilled sub-contractors and other service providers. Increasing demand, supply constraints, inflation, tariffs, trade restrictions, and other market conditions could result in shortages and higher costs. Additionally, difficulties in obtaining labor, skilled sub-contractors and other service providers or other resources could result in delays in completion of our construction projects and cost increases, including costs to operate these facilities. Our ability to increase production is also subject to regulatory approvals, environmental and operational permits, clean-room and tool availability, hiring and training of qualified personnel, implementation of highly complex manufacturing processes, and the pace of bringing equipment and processes online with the capability to manufacture high-quality products at acceptable yields.
In addition, these expansions involve several risks including the following:
•inability to meet capital expenditure requirements, including during periods of relatively low free cash flow generation;
•unavailability of necessary funding, which may include external sources;
•inability to realize expected grants, investment tax credits, and other government incentives, including through the CHIPS Act and other national, international, state, and local grants;
•potential changes in laws or provisions of grants, investment tax credits, and other government incentives, including the CHIPS Act;
•delays and potential restrictions related to environmental and other government regulations or permits;
•potential restrictions on expanding in certain geographies;
•inability to complete construction as scheduled and within budget;
•inability to attract, retain and motivate key talent;
•inability to timely ramp production in a cost-effective manner;
•increases to our cost structure until new production is ramped to adequate scale; and
•insufficient customer demand to utilize our increased capacity.
From time to time, we could experience impacts from certain of the above items and, because these risks are a characteristic of our business, we expect to experience them in the future. Depending on the nature and extent of the impact from these risks, we may be unable to produce sufficient capacity in the expected timeframe which could result in delays in the completion of our projects and increased costs, including costs to operate these facilities.
If we overestimate demand, if customers delay, reduce, or cancel anticipated orders, or if expected end markets develop more slowly than anticipated, we may be unable to optimize our manufacturing footprint and could incur excess or obsolete inventory, underutilized facilities, under-absorbed overhead, liabilities under supplier arrangements, noncancellable purchase obligations, or charges associated with unused allocated manufacturing capacity, any of which could increase our costs and reduce our margins. In addition, certain customers may require qualification of existing, new, relocated, or subcontractor manufacturing lines before they will purchase more than limited evaluation units or permit volume shipments. If we introduce new production lines, relocate manufacturing, or transition production to new internal or external sites, we may experience delays or failures in obtaining customer qualification or requalification, which could delay revenue, impair customer relationships, and reduce the return on our capacity investments.
We have a broad portfolio of products to address our customers’ needs, which span multiple market segments and are subject to rapid technological changes. We invest our capital in areas that we believe best align with our business strategy and optimize future returns. Investments in capital expenditures may not generate expected returns or cash flows. Significant judgment is required to determine which capital investments will result in optimal returns, and we could invest in projects that are ultimately less profitable than those projects we do not select. Our strategic decision-making process involves careful evaluation and prioritization of investments to ensure alignment with our long-term goals. Additionally, we may choose to exit business segments that do not provide us with optimal returns. As we streamline our product portfolio, we may face execution risks that could impact our ability to support demand and maintain share in certain markets. Further, as we continue to make strategic investments to support customer demand, any delays in completion and ramping of expanded production facilities, or failure to optimize our investment choices, could significantly impact our ability to realize expected returns on our capital expenditures.
Any of the above factors could have a material adverse effect on our business, results of operations, or financial condition.
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
A deterioration of conditions in regional or worldwide credit markets could limit our ability to obtain external financing to fund our operations and capital expenditures. Difficult economic conditions may also result in a higher rate of losses on our accounts receivable due to credit defaults. Additionally, our current or future customers may experience cash flow problems and as a result may modify, delay, or cancel plans to purchase our products. Any inability of our current or future customers to pay us for our products, including as a result of adverse economic conditions, could have a material adverse effect on our earnings, cash flow, results of operations, and financial condition.
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
We purchase a significant amount of the materials and components used in our products from a limited number of suppliers.
Our manufacturing processes and those of our contract manufacturers rely on many materials, including precious and rare earth metals, indium phosphide (“InP”) and certain lasers and laser components that may be difficult to source, may only be available from a single or limited number of suppliers. We have historically not had long-term contracts with our materials suppliers and a significant amount of our purchases are on a purchase order basis. Suppliers have previously, and may in the future, extend lead times, limit suppliers and place products on allocation, increase prices, or prioritize supplies for other customers, any of which could disrupt supply or increase demand in the industry and negatively impact our results of operations and our ability to fully meet our customers’ demand.
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
Our information technology and cybersecurity program also incorporate and rely on technology, products and services that are provided by service providers and other third parties (“third parties”), which means that the Company is susceptible to certain vulnerabilities, outages and other incidents impacting these third parties and the technology, products and services they provide (“third party technology”). Further, our customers, vendors and other service providers also rely on third-party technology, which means that we may also be impacted by incidents affecting the third-party technology that our customers, vendors and service providers use and rely on. In some cases, our customers, vendors and other service providers may rely on the same third-party technology as we do, which means that outages, errors and other incidents impacting third parties and third party technology can impact both us, as well as our customers, vendors and service providers, which can have a compounding effect.

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
We may be adversely impacted by any of the multiple uncertainties and outcomes associated with the use and evolution of AI.
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
We have completed acquisitions and divestitures in the past, and expect to expand and diversify our operations with additional acquisitions, but we may be unable to identify or complete prospective acquisitions for many reasons, including increasing competition from other potential acquirers, the effects of consolidation in our industries, and potentially high valuations of acquisition candidates. In addition, applicable competition laws and other regulations may limit our ability to acquire targets, integrate businesses, or force us to divest an acquired business line. If we are unable to identify suitable targets or complete acquisitions, our growth prospects may suffer, and we may not be able to realize sufficient scale and technological advantages to compete effectively in all markets.
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
As a result of the Restructuring Plans, we have incurred approximately $370 million of pre-tax charges in fiscal years 2023 to 2026 primarily as a result of the reduction in force and facility consolidations related to the closure and relocation of sites. We also have incurred, and may continue to incur, additional costs in the near term, including cash payments related to severance, employee benefits and employee transition costs, as well as non-cash charges for share-based compensation expense.
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
Legal, regulatory, and administrative investigations, inquiries, proceedings, and claims could have a material adverse effect on our business, results of operations, or financial condition.
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
Risks Related to Laws and Regulations
Significant political, trade, regulatory developments, and other circumstances beyond our control, including those resulting from increased tariffs and ongoing geopolitical tensions, could have a material adverse effect on our financial condition and may limit our ability to sell our products to certain customers or markets, or could otherwise restrict our ability to conduct operations.
We operate globally and sell or plan to sell our products in countries throughout the world. Significant political, trade, or regulatory developments in the jurisdictions in which we sell our products, such as those stemming from the change in the U.S. federal administration, are difficult to predict and may have a material adverse effect on us, including increasing our manufacturing costs, making our products less competitive, reducing demand for our products, limiting our ability to sell to certain customers or markets, limiting our ability to procure, or increasing our costs for, components or raw materials, impeding or slowing the movement of our goods across borders, impeding our ability to perform R&D activities, or otherwise restricting our ability to conduct operations.
Similarly, changes in U.S. federal policy that affect the geopolitical landscape could give rise to circumstances outside our control that could have negative impacts on our business operations. For example, in early 2025, the United States implemented significant new tariffs on foreign imports impacting multiple countries, commodities and industries, and those new tariffs and export restrictions also prompted retaliatory tariffs and export restrictions from certain countries. A number of these tariffs remain in effect, including significant tariffs and trade sanctions between the United States and China. Historically, tariffs have led to increased trade and political tensions and, to date, the outcome of the negotiations between the United States and the various countries is not yet clear.
The legal landscape governing these measures also remains unsettled. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”), which introduces uncertainty regarding potential refund processes and future trade-policy actions. In addition, the U.S. government has initiated investigations under Section 232 of the Trade Expansion Act of 1962 to evaluate whether additional tariffs may be necessary on certain commodities, including semiconductors, critical minerals, and derivative electronics products, on national-security grounds, and upon completion of these investigations the President may direct the imposition of additional tariffs on these or other commodities. Because we manufacture and source products both in the United States and internationally, and derive a portion of our revenue from foreign customers, we may be more susceptible to negative impacts from these measures than less internationally focused enterprises, and such measures could trigger further retaliatory actions by affected countries.
Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets. Geopolitical volatility and military conflicts, such as those in the Middle East and Ukraine, may also result in a global economic slowdown and long-term changes to global trade that could make it more difficult to sell our products in, or restrict our access to, some markets and/or customers. Furthermore, our supply chains concentrated in certain geographic regions, and worldwide geopolitical tensions and conflicts could result in changing regulatory requirements, supply disruptions, and reduced access to global markets that could materially and adversely affect our operations, product demand, and profitability.
We cannot predict what actions may be taken with respect to export regulations, tariffs, or other trade regulations between the United States and other countries, what products or companies may be subject to such actions, or what actions may be taken by other countries in retaliation. Further changes in trade policy, tariffs, restrictions on exports or other trade barriers, or restrictions on supplies, equipment, and raw materials including rare earth minerals, may limit our ability to produce products, increase our selling and/or manufacturing costs, decrease margins, reduce the competitiveness of our products, or inhibit our ability to sell products or purchase necessary equipment and supplies. For example, increasing geopolitical tensions could result in new export controls associated with products that support or enable AI or data center infrastructure applications which could, in turn, restrict future sales of certain products to certain markets in which we operate. Such changes may also result in reputational harm to us, the development or adoption of technologies that compete with our products, long-term changes in global trade and technology supply chains, or negative impacts on our customers’ products which incorporate our solutions. Any of the effects described in this risk factor could have a material adverse effect on our business, results of operations, or financial condition.
We are subject to complex and rapidly changing domestic and international laws and regulations, including import and export regulations of the countries in which we operate and/or sell which could limit our sales and decrease our profitability, and we may be subject to legal and regulatory consequences if we do not comply with applicable laws and regulations.
Our business is subject to various domestic and international laws and other legal requirements, including anti-corruption regulations, such as the Foreign Corrupt Practices Act of 1977, anti-money laundering regulations, anti-competition and import/export regulations, such as the U.S. Export Administration Regulations (“EAR”), and applicable executive orders. We are subject to the passage of and changes in the interpretation of import/export regulation by U.S. and other government entities at the federal, state, and local levels and by non-U.S. agencies, including, but not limited to, the following:
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
Additionally, failure to comply with the various regulatory requirements could subject us to significant fines, suspension of export privileges or debarment. For example, the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) has issued final rules under the EAR that restrict access by Huawei Technologies Co. Ltd. and certain of its affiliates (collectively, “Huawei”) to items produced domestically and abroad from certain U.S. technology, software, and equipment. These rules prevent us from selling certain products subject to the EAR to identified Huawei entities without a license issued by BIS.
In January 2025, we received an inquiry from BIS concerning past product sales to Huawei; we are cooperating with BIS’s inquiry and conducting an internal review of those sales to determine what products are subject to the EAR and consequently restricted for export, reexport, and transfer when Huawei is a party to the transaction. We have stopped shipping products to Huawei, and we are in discussions with BIS regarding past product sales. At this time, we cannot predict the outcome of these discussions; cannot determine an estimate or range of loss; and we may be required to incur significant penalties and/or costs or expenses as a result of the inquiry and to comply with, or to remedy any violations of, these regulations.
The U.S. government may continue to add companies to its restricted entity list and/or technologies to its list of prohibited exports to specific countries, which have had and may in the future have an adverse effect on our revenue and our ability to sell our products. If export controls are imposed or tightened after we have committed to manufacturing capacity or placed orders with our suppliers to address anticipated demand, the resulting reduction in demand for affected products could require us to record substantial charges for excess or obsolete inventory and for noncancellable purchase obligations. Any such charges could have a material adverse effect on our business, results of operations, or financial condition.
In addition, foreign governments have taken and may take retaliatory actions in response to U.S. trade and export-control measures. These restrictive governmental actions and any similar measures that may be imposed on U.S. companies by other governments, especially in light of ongoing trade tensions with China, will likely limit or prevent us from doing business with certain of our customers or suppliers and harm our ability to compete effectively or otherwise negatively affect our ability to sell our products. Any such retaliatory actions, including imposing conditions for the supply of products or requiring the license or other transfer of IP, which could have a material adverse effect on our business.
We are subject to a variety of complex and evolving laws, regulations, or industry standards, including with respect to environmental, health, safety, and product considerations and cybersecurity, data privacy, and AI requirements, which may have a material adverse effect on our business, results of operations, or financial condition.
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
Our operations are subject to environmental, health and safety risks and requirements which could adversely affect our business, results of operations, and reputation.
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
Failure to maintain effective internal control over financial reporting may cause a loss of investor confidence in the reliability of our financial statements or cause us to delay filing our periodic reports with the U.S. Securities and Exchange Commission and may adversely affect our stock price.

As directed by Section 404 of the Sarbanes-Oxley Act of 2002, the U.S. Securities and Exchange Commission has adopted rules requiring public companies to include a report of management on the company's internal control over financial reporting in their annual reports on Form 10-K that contains an assessment by management of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm must attest to and report on the effectiveness of our internal control over financial reporting. We have extensive and complex international manufacturing, sales, and service locations, which may make us more vulnerable to weaknesses in our internal controls. Although we test our internal control over financial reporting in order to ensure compliance with the Section 404 requirements, any failure to maintain adequate internal control over financial reporting could result in an adverse reaction in the financial marketplace due to a loss of investor confidence in the reliability of our financial statements or a delay in our ability to timely file our periodic reports with the U.S. Securities and Exchange Commission, which ultimately could negatively impact our stock price.
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
Changes to income tax laws and regulations, or the interpretation of such laws, in any of the jurisdictions in which we operate could significantly increase our effective tax rate and ultimately reduce our cash flows from operating activities and otherwise have a material adverse effect on our financial condition. Further changes in the tax laws of foreign jurisdictions could arise including those related to the global minimum tax initiative (“Pillar Two”) introduced by the Organization for Economic Cooperation and Development. Most European Union member states have enacted Pillar Two legislation, and many other countries have also enacted local laws in response to this initiative. On January 5, 2026, the OECD announced a safe harbour package including a “side-by-side” elective safe harbour that would exempt U.S.-parented multinational entities, such as Coherent, from certain provisions of Pillar Two for fiscal years beginning after January 1, 2026. This “side-by-side” agreement does not impact the domestic taxation of foreign subsidiaries. Enactment of the “side-by-side” agreement or other changes related to Pillar Two may impact our effective tax rate and cash tax payments.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. OBBBA includes provisions affecting various aspects of domestic and international taxation applicable to U.S. multinational corporations. The Company has evaluated the provisions effective for fiscal year 2026 and reflected the applicable impacts in its fiscal 2026 income tax provision. Certain provisions of OBBBA become effective in future years and the Company will continue to assess the impact of the legislation on future reporting periods.
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
As of June 30, 2026, we had approximately $3.2 billion of outstanding indebtedness on a consolidated basis, including under (i) our $1.1 billion senior secured incremental term A loan facility (the “Term Loan A Facility”), (ii) our approximately $1.1 billion senior secured term loan B facility (the “Term Loan B Facility”, and together with the Term Loan A Facility, the “Senior Credit Facilities”) and (iii) our $990 million 5.000% senior notes due 2029 (the “2029 Notes”). Additionally, we have $664 million of undrawn capacity under our senior secured revolving credit facility (the “Revolving Credit Facility”). We may also incur additional indebtedness in the future by entering into new financing arrangements. Our indebtedness could have important consequences for us, including:

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
The Credit Agreement, dated as of July 1, 2022 (as amended, restated, supplemented and/or otherwise modified from time to time, the “Credit Agreement”), which provides for the Term Loan A Facility, Term Loan B Facility, and Revolving Credit Facility, and the Indenture, dated as of December 10, 2021 (as amended, restated, supplemented and/or otherwise modified from time to time, the “Indenture”), which provides for the 2029 Notes, contain various affirmative and negative covenants that will, subject to certain significant exceptions, restrict our ability to, among other things, have liens on our property, incur additional indebtedness, enter into sale and lease-back transactions, make loans, advances or other investments, make non-ordinary course asset sales, declare or pay dividends or make other distributions with respect to equity interests, and/or merge or consolidate with any other person or sell or convey certain of our assets to any one person, among other things.
In addition, the Term Loan A Facility and Revolving Credit Facility require that the Company maintain (i) a maximum total net leverage ratio, as defined in the Credit Agreement, of 4.25 to 1.00 through maturity and (ii) an interest coverage ratio, as defined in the Credit Agreement, of at least 2.50 to 1.00.
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
Our common stock has experienced substantial price volatility in the past and may continue to do so in the future. We have experienced, and expect to continue to experience, fluctuations in our quarterly results of operations, which may cause the market price of our common stock to fluctuate. Additionally, we, the technology industry, and the stock market as a whole have on occasion experienced extreme stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to the specific operating performance of individual companies. The trading price of our common stock may fluctuate widely due to various factors, including, but not limited to, actual or anticipated fluctuations in our financial condition and operating results, changes in financial forecasts or estimates by us or financial or other market estimates and ratings by securities and other analysts, changes in our capital structure, including issuance of additional debt or equity to the public, interest rate changes, regulatory changes, news regarding our products or products of our competitors, and broad market and industry fluctuations.
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
Our common stock is subordinate to our existing and future indebtedness, and any preferred stock we may issue in the future.
Shares of our common stock are equity interests that rank junior to all indebtedness and other non-equity claims on us with respect to assets available to satisfy our claims, including in a liquidation of the Company. Additionally, holders of our common stock may be subject to prior dividend and liquidation rights of any future holders of our preferred stock or depositary shares representing such preferred stock then outstanding.
Our Board of Directors can issue, without approval of the holders of our common stock, preferred stock with voting and conversion rights that could adversely affect the voting power of the holders of our common stock, the rights of holders of shares of our capital stock, or the market price of our capital stock.
Our Articles of Incorporation authorize our Board of Directors to issue one or more series of preferred stock and set the terms of the preferred stock without seeking any further approval from our shareholders. Any preferred stock that is issued will rank ahead of our common stock in terms of dividends and liquidation rights. If we issue preferred stock, it may adversely affect the market price of our common stock. Our Board of Directors also has the authority, without shareholder approval, subject to applicable law, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends, and other terms, or upon our liquidation, dissolution, or winding-up of our affairs. If we issue preferred stock in the future that has a preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution, or winding-up of our affairs, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our capital stock or the market price of our capital stock could be adversely affected. The issuance of preferred stock or even the ability to issue preferred stock could also have the effect of delaying, deterring, or preventing a change of control or other corporate action.

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

Item 2.        PROPERTIES
Information regarding our principal U.S. properties at June 30, 2026, is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Approximate Square Footage	Ownership
Sherman, TX	Manufacturing	Datacenter & Communications	700,000	Owned
Easton, PA	Manufacturing and Research and Development	Industrial	281,000	Leased
Saxonburg, PA	Manufacturing and Research and Development	Industrial	235,000	Owned and Leased
Santa Clara, CA	Manufacturing, Research and Development and Administration	Industrial	199,993	Owned
Newark, DE	Manufacturing and Research and Development	Industrial	135,000	Leased
Fremont, CA	Manufacturing and Research and Development	Datacenter & Communications	121,556	Leased
Information regarding our principal foreign properties at June 30, 2026, is set forth below:

Location	Primary Use(s)	Primary Business Segment(s)	Approximate Square Footage	Ownership
China	Manufacturing, Research and Development, and Distribution	Datacenter & Communications and Industrial	5,850,654	Owned and Leased
Malaysia	Manufacturing, Research and Development	Datacenter & Communications and Industrial	1,163,732	Owned
Vietnam	Manufacturing	Datacenter & Communications and Industrial	1,153,428	Owned and Leased
Germany	Manufacturing, Research and Development	Industrial	892,000	Owned and Leased
Philippines	Manufacturing	Industrial	458,846	Leased
United Kingdom	Manufacturing, Research and Development	Datacenter & Communications and Industrial	188,000	Owned and Leased
Sweden	Manufacturing and Research and Development	Datacenter & Communications	140,896	Leased
South Korea	Research and Development	Datacenter & Communications and Industrial	162,121	Owned and Leased
Germany	Manufacturing and Distribution	Datacenter & Communications and Industrial	135,231	Owned and Leased
Finland	Manufacturing	Industrial	124,948	Leased
Switzerland	Manufacturing, Research and Development, and Distribution	Industrial	127,897	Leased
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

PART II
Item 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
The Company’s common stock is traded on the New York Stock Exchange (the “NYSE”) under the symbol “COHR”, beginning February 23, 2023 when the Company voluntarily transferred the listing of its common stock from the NASDAQ Global Select Market to the NYSE. As of August 10, 2026, there were approximately 736 holders of record of our common stock. The Company historically has not paid cash dividends on its common stock and does not presently anticipate paying cash dividends on its common stock in the future.
Dividends on the Company’s Series B Convertible Preferred Stock were payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee of our Board of Directors, at an annual rate of 5%, subject to increase if Coherent defaulted on its payment obligation with respect to these shares, not to exceed 14% per annum. Until the fourth anniversary of the issuance of the Series B Convertible Preferred Stock, dividends were payable solely in-kind. After the fourth anniversary, dividends were payable, at the Company’s option, in cash, in-kind or as a combination of both. All outstanding shares of Series B Convertible Preferred Stock were converted to Company Common Stock in the quarter ended December 31, 2025, and no shares of Series B Convertible Preferred Stock are currently issued and outstanding.
ISSUER PURCHASES OF EQUITY SECURITIES
The Company did not repurchase any shares of its common stock during the fiscal year ended June 30, 2026, and no stock repurchase program was in effect during the period.
PERFORMANCE GRAPH
The following graph compares cumulative total shareholder return on the Company’s common stock with the cumulative total shareholder return of the S&P 500, the Russell 1000, the S&P Composite 1500 Electronic Equipment, Instruments & Components Index, and a peer group of companies constructed by the Company for the period from June 30, 2021, through June 30, 2026. The Company’s peer group includes IPG Photonics Corp., Wolfspeed Inc., Lumentum Holdings, Inc., Corning, Inc., MKS Instruments, Inc., and Honeywell International, Inc.

Item 6.        [RESERVED]
Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of Coherent’s financial statements with a narrative from the perspective of management. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Consolidated Financial Statements and related notes included under Item 8 of this report. Coherent’s MD&A is presented in the following sections:
•Overview
•Trends and Other Matters Affecting our Business
•Critical Accounting Policies and Estimates
•Conversion of Series B Preferred Stock
•Fiscal Year 2026 Compared to Fiscal Year 2025
•Fiscal Year 2025 Compared to Fiscal Year 2024
•Liquidity and Capital Resources
•Off Balance Sheet Arrangements
Forward-looking statements in Item 7 may involve risks and uncertainties that could cause results to differ materially from those projected (refer to Item 1A for discussion of these risks and uncertainties, which are incorporated herein by reference).
Overview
For an overview of our business, see Part I - Item 1. Business - General Description of Business of this Annual Report on Form 10-K for further information
Trends and Other Matters Affecting Our Business
Industry Conditions
Coherent is a global leader in photonic technology. Our broad photonic technology platform is foundational to the performance and scalability of AI datacenters. AI runs on compute, but it scales on optical connectivity. Coherent is at the center of an extraordinary expansion in optical networking infrastructure, driven by the rapid growth of AI, the transition from copper to optical connectivity, and the increasing need for bandwidth and energy efficiency across increasingly complex datacenter architectures. We continue to experience continued strong demand in our Datacenter and Communications markets. The increasing investments by hyperscale and other cloud providers in AI datacenter infrastructures have significantly boosted demand for our datacenter transceivers. Elevated demand for our new ZR/ZR+ transceivers and sustained growth in traditional telecom transport products drove higher shipment volumes for our telecom and other communications solutions. We are investing in manufacturing capacity for the Datacenter and Communications markets, including expanding our indium phosphide capacity in Sherman, Texas, to address our increased customer demand and industry-wide shortage. In our Industrial markets, we are experiencing strong demand in semiconductor capital equipment.
Agreements with NVIDIA
On March 2, 2026, the Company entered into a multi-year strategic agreement with NVIDIA to advance the development of advanced optics technologies, including manufacturing capacity and research and development, to enable next-generation AI infrastructure. The non-exclusive agreement includes a multi-billion-dollar purchase commitment with NVIDIA, as well as future access and capacity rights for advanced laser and optical networking products. Separately, on March 2, 2026, NVIDIA made a $2 billion investment in the Company, through the purchase of shares of the Company’s Common Stock in a private placement. The proceeds from the investment will be used to support research and development, future capacity and operations as we build out our manufacturing capabilities. See Note 14. Equity and Redeemable Preferred Stock for further information.
Change in Reportable Segments
Effective July 1, 2025, we realigned our organizational structure and identified multiple operating segments which have been aggregated into two reportable segments based on our internal management structure and CODM oversight: (i) Datacenter & Communications, and (ii) Industrial. See Note 20. Segment and Geographic Reporting for further information.
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
In fiscal 2026, these activities resulted in net charges of $1 million, primarily for site move costs partially offset by adjustments to employee termination costs. In fiscal 2025, these activities resulted in charges of $53 million, primarily for impairment losses associated with the sale of our Newton Aycliffe business, impairment of right-of-use (“ROU”) assets, employee termination costs, site move costs and accelerated depreciation. In fiscal 2024, these activities resulted in $27 million of charges primarily for acceleration of depreciation, write-off of property and equipment, and site move costs. See Note 12. Restructuring Plans for further information.
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
In fiscal 2026, these activities resulted in $62 million of net charges primarily related to write-off of property and equipment, employee termination and site closure costs. In fiscal 2025, these activities resulted in $107 million of net charges primarily for the write-off of property and equipment and ROU assets, employee and contract termination costs. See Note 12. Restructuring Plans for further information.
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
Impairment of Assets Held-for-Sale and Sale of Business
In the fourth quarter of fiscal 2025, management entered into non-binding agreements to sell several entities. As a result of classifying these entities as held-for-sale, we recorded non-cash impairment charges of $85 million within the Industrial segment. These charges were recognized in Impairment of assets held-for-sale in our Consolidated Statements of Earnings (Loss) for the fourth quarter of fiscal 2025 to reduce the carrying values of the entities to their estimated fair value. In the year ended June 30, 2026, we recorded additional non-cash impairment charges of $64 million, within the Industrial segment, related to these entities as well as an additional business that was classified as held-for-sale in the fourth quarter of fiscal 2026. The charges were recorded in Impairment of assets held-for-sale in the Consolidated Statements of Earnings (Loss) to reduce the carrying values of the entities that continue to meet the held-for-sale criteria to their estimated fair value.
On September 2, 2025, we completed the sale of our aerospace and defense business, which was part of our Industrial segment, for approximately $400 million and recorded a gain of $115 million to Gain on sale of business in our Consolidated Statements of Earnings (Loss) in fiscal 2026.
On January 30, 2026, the Company completed the sale of its product division based in Munich, Germany. The loss associated with the sale was $96 million, with a substantial portion of this loss recognized through impairment charges within Impairment of assets held-for-sale in the Consolidated Statement of Earnings (Loss), including $81 million in the fourth quarter of fiscal 2025, $13 million in the first quarter of fiscal 2026 and $11 million in the second quarter of fiscal 2026. This was partially offset by a gain of $9 million recorded within Gain on sale of business in the Consolidated Statements of Earnings (Loss) in fiscal 2026.
See Note 7. Assets Held-for-Sale and Sale of Businesses for further information.
Macroeconomic Conditions - Tariffs and Export Controls
In early 2025, the United States implemented significant new tariffs and export restrictions affecting a broad range of countries, commodities and industries. These actions have prompted retaliatory measures from certain foreign governments, including the imposition of tariffs and export controls. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA. During the fourth quarter of fiscal 2026, following the orders of the U.S. Court of International Trade directing U.S. Customs and Border Protection to refund such duties, the Company concluded that recovery of a portion of previously paid tariffs was probable. As a result, the Company recorded the receipt of tariff refunds received and recognized a net receivable for additional refunds expected to be recovered. The amounts recorded were not material to the Company. The receivable represents the Company’s estimate of recoverable tariffs associated with eligible import entries based on information available as of June 30, 2026, including shipment‑level data and applicable court rulings guidance. The timing of collection remains subject to U.S. Customs and Border Protection’s administrative processes, and actual amounts ultimately received may differ from estimates as refund claims are reviewed and validated.
As a global company with a substantial and diversified manufacturing footprint, we have some ability to mitigate the effects of tariffs, trade sanctions, and other geopolitical challenges. Our global supply chain and internal production capabilities for many critical components provides flexibility in sourcing and manufacturing, which helps support costumer demand and business continuity. However, sustained disruption in global trade conditions could increase costs, disrupt operations, reduce demand or delay production, adversely affecting our business, financial condition, results of operations and cash flows.
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
Goodwill
We test goodwill for impairment annually, and whenever events or changes in circumstances indicate that goodwill might be impaired. The assessment requires significant judgment regarding future operating performance, including projections of revenues, profitability and cash flows, as well as assumptions regarding market conditions and discount rates. For fiscal year 2026, we performed a quantitative impairment assessment. Fair value was estimated using a discounted cash flow analysis based on the reporting unit’s long-term strategic plans, current operating performance and a market-based analysis.
For the Lasers reporting unit, as of April 1, 2026, the estimated fair value exceeded the carrying value by approximately 8%. Accordingly, we concluded that goodwill was not impaired; however, the reporting unit remains sensitive to changes in assumptions and future operating performance. Our Lasers reporting unit has goodwill of approximately $3.1 billion at June 30, 2026. In evaluating the Lasers reporting unit, significant weight was provided to the forecasted revenue and related gross margins as we determined that these have the most significant impact on its fair value. The forecasted profitability is expected to increase as volumes increase and the achievement of operating efficiencies and the benefit from the multi-year synergy and site consolidation plans are realized. The valuation utilized a discount rate of 11.0%, representing the rate of return a market participant would require for an investment in the reporting unit. If actual results differ materially from management’s estimates and assumptions, a material goodwill impairment charge could occur in future periods.
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
The OECD, a global policy forum, introduced a framework to implement a global minimum tax of 15% applicable to multinational corporations known as Pillar Two. Nearly all OECD member jurisdictions agreed in principle to adopt these provisions and numerous jurisdictions enacted legislation, including jurisdictions where the Company operates. On January 5, 2026, the OECD released a package of safe harbours including a “side-by-side” agreement intended to exempt U.S.-parented multinational entities from certain provisions of Pillar Two. The Company continues to analyze the impact of the “side-by-side” agreement as well as its implementation globally. Pillar Two did not have a material impact on the Company’s Consolidated Financial Statements in fiscal years 2026, 2025 or 2024, but further changes in implementation may have a material impact in the future.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. OBBBA includes provisions affecting various aspects of domestic and international taxation applicable to U.S. multinational corporations. The Company has evaluated the provisions effective for fiscal year 2026 and reflected the applicable impacts in its fiscal 2026 income tax provision. Certain provisions of OBBBA become effective in future years and the Company will continue to assess the impact of the legislation on future reporting periods.
New Accounting Standards
See Note 2. Recently Issued Financial Accounting Standards for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Conversion of Series B Preferred Stock
All outstanding shares of Series B-1 and Series B-2 Preferred Stock were converted to Company Common Stock in the second quarter of fiscal 2026, and no shares of Preferred Stock are currently issued and outstanding. See Note 14. Equity and Redeemable Preferred Stock for further information.
Fiscal Year 2026 Compared to Fiscal Year 2025
The Company reports its financial results in the following two designated segments: (i) Datacenter & Communications, and (ii) Industrial.

The following table sets forth select items from our Consolidated Statements of Earnings (Loss) for the years ended June 30, 2026 and 2025 ($ in millions except per share information) (1):

	Year Ended June 30, 2026		Year Ended June 30, 2025
		% of Revenues		% of Revenues
Revenues	$7,118	100%	$5,810	100%
Cost of goods sold	4,449	63	3,767	65
Gross margin	2,669	37	2,043	35
Operating expenses:
Research and development	723	10	582	10
Selling, general and administrative	1,045	15	926	16
Restructuring charges	63	1	160	3
Impairment of assets held-for-sale	64	1	85	1
Gain on sale of business	(124)	(2)	—	—
Interest and other, net	50	1	196	3
Earnings Before Income Taxes	848	12	94	2
Income Tax Expense	61	1	64	1
Net Earnings	787	11	30	1
Net Loss Attributable to Noncontrolling Interests	(18)	—	(19)	—
Net Earnings Attributable to Coherent Corp.	$805	11%	$49	1%

Diluted Earnings (Loss) Per Share	$4.12		$(0.52)
(1) Some amounts may not add due to rounding.
Consolidated
Revenues. Revenues for the year ended June 30, 2026 increased 23% to $7,118 million, compared to $5,810 million for the same period last fiscal year. Revenues increased $1,519 million, or 40%, in the Datacenter & Communications segment. Revenue growth in our Datacenter business was fueled by continued strong AI datacenter demand while our Communications business benefited from increased demand in data center interconnect, scale across and traditional telecom applications. In the Industrial segment, revenue decreased $211 million, or 10%, primarily due to the divestitures of our aerospace and defense business on September 2, 2025 and our Munich, Germany business on January 30, 2026.
Gross margin. Gross margin for the year ended June 30, 2026 was $2,669 million, or 37% of revenues, compared to $2,043 million, or 35% of revenues, for the same period last fiscal year, representing an increase of 233 basis points. The increase as a percent of revenue was primarily driven by cost reductions in product input costs, efficiency gains from improved cycle times in the manufacturing process as well as yield improvements in the Datacenter & Communications segment. In addition, gross margin benefited from pricing optimization and lower amortization of intangibles in both the Datacenter & Communications and Industrial segments. Gross margin in the Industrial segment also benefited from the divestiture of our aerospace and defense business on September 2, 2025 and our Munich, Germany business on January 30, 2026.
Research and development. Research and development (“R&D”) expenses for the year ended June 30, 2026 were $723 million, or 10% of revenues, compared to $582 million, or 10% of revenues, for the same period last fiscal year. The increase in R&D expense was primarily driven by continued investment in our product portfolios, particularly within our Datacenter & Communications segment. These investments support both near and long-term revenue growth initiatives, namely in Transceivers and CPO, as well as new high margin, high value systems such as OCS and Multi-rail solutions, which support our long-term growth strategy.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2026 were $1,045 million, or 15% of revenues, compared to $926 million, or 16% of revenues, for the same period last fiscal year. Although lower as a percentage of revenue, the increases in SG&A expenses were primarily driven by higher legal, integration and divestiture-related consulting costs, higher facility exit costs and higher share-based and variable compensation expense, partially offset by efficiencies achieved from cost reduction initiatives.

Restructuring charges. Restructuring charges for the year ended June 30, 2026 were $63 million, compared to $160 million for the prior fiscal year. Charges in fiscal 2026 consisted primarily of employee termination costs, asset write-offs and move and other costs related to the consolidation and closure of certain manufacturing sites. Charges in fiscal 2025 consisted primarily of asset write-offs, employee termination costs, move costs, contract termination costs and accelerated depreciation due to the consolidation and closure of certain manufacturing sites, and impairment losses associated with the sale of our Newton Aycliffe business. See Note 12. Restructuring Plans for further information.
Impairment of assets held-for-sale. Impairment of assets held-for-sale for the year ended June 30, 2026 was $64 million compared to $85 million in the prior fiscal year. The charges represent non-cash impairment adjustments to reduce the carrying value of entities classified as held-for-sale to their estimated fair value. See Note 7. Assets Held-for-Sale and Sale of Businesses for further information.
Gain on sale of business. Gain on sale of business for the year ended June 30, 2026 was $124 million and relates to the sales of our aerospace and defense and our Munich, Germany businesses. See Note 7. Assets Held-for-Sale and Sale of Businesses for further information.
Interest and other, net. Interest and other, net expense for the year ended June 30, 2026 was $50 million, compared to $196 million for the same period in the prior fiscal year, a decrease of $146 million. Included in Interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, losses on debt extinguishment, equity gains and losses from unconsolidated investments, and interest and dividend income on cash balances. The decrease was primarily driven by a $74 million gain on the sale of an equity investment, $53 million lower interest expense and $34 million lower foreign exchange net losses. Lower interest expense was primarily due to reduced borrowings and lower interest rates on our Term Loans, partially offset by lower benefit from our interest rate cap and swap. The $34 million lower foreign exchange net losses were primarily due to lower volatility of exchange rates during the year ended June 30, 2026.
Income taxes. Our effective income tax rate for fiscal 2026 was 7% compared to an effective tax rate of 68% last fiscal year. The variance from the U.S. statutory federal income tax rate of 21% was primarily driven by releases of uncertain tax positions, excess tax benefits associated with stock-based compensation, benefits related to changes in German tax law, and differences between U.S. and foreign tax rates.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the year ended June 30, 2026 was $18 million, compared to $19 million last fiscal year and represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC. See Note 15. Noncontrolling Interests for further information.
Segment Reporting
Revenues and segment profit for the Company’s reportable segments are discussed below. Our CODM evaluates each segment’s operations for decision-making and performance assessment based on segment revenue and segment profit, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, direct sales, marketing and administrative expenses. Segment profit does not include share-based compensation, acquisition or integration related costs, amortization and impairment of intangible assets, restructuring charges, impairment charges on assets held-for-sale, gain on sale of businesses and certain other charges. Additionally, we do not allocate Corporate strategic research and development, strategic marketing and sales expenses and shared general and administrative expenses, as these expenses are not directly attributable to our operating segments. Management believes segment profit to be a useful measure for investors, as it reflects the results of segment performance over which management has direct control and is used by management in its evaluation of segment performance. See Note 20. Segment and Geographic Reporting for further information on the Company’s reportable segments and for the reconciliation of the Company’s segment profit to earnings (loss) before income taxes, which is incorporated herein by reference.
Effective July 1, 2025, we report our financial results in the following two designated segments based on our internal management structure and CODM oversight: (i) Datacenter & Communications, and (ii) Industrial. The change in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows. Comparative prior year segment information has been recast to conform to the new segments.

Datacenter & Communications ($ in millions)

	Year Ended June 30,		% Increase
	2026	2025
Revenues	$5,275	$3,755	40%
Segment profit	$1,330	$904	47%
Revenues for the year ended June 30, 2026 for Datacenter & Communications increased 40% to $5,275 million, compared to $3,755 million last fiscal year. The increase in revenues of $1,519 million during fiscal 2026 was primarily driven by growth in our Datacenter business reflecting continued strong AI datacenter demand, driven primarily by transceivers, as well as higher Communications business volumes due to increased demand for datacenter interconnect, scale across and traditional telecom applications.
Segment profit for the year ended June 30, 2026 for Datacenter & Communications increased 47% to $1,330 million, compared to segment profit of $904 million last fiscal year. The increase in segment profit for fiscal 2026 was primarily driven by higher revenues, partially offset by increased R&D investments to support expansion of our product portfolio.
Industrial ($ in millions)

	Year Ended June 30,		% Increase (Decrease)
	2026	2025
Revenues	$1,844	$2,055	(10)%
Segment profit	$423	$407	4%
Revenues for the fiscal year ended June 30, 2026 for Industrial decreased 10% to $1,844 million, compared to revenues of $2,055 million last fiscal year. The decrease in revenues during the current fiscal year was primarily attributable to the divestitures of our aerospace and defense business on September 2, 2025 and our Munich, Germany business on January 30, 2026.
Segment profit for the fiscal year ended June 30, 2026 for Industrial increased 4% to $423 million, compared to segment profit of $407 million last fiscal year. The increase was primarily driven by the divestitures of our aerospace and defense business as well as the Munich, Germany business in addition to pricing optimization initiatives and lower manufacturing costs.

Fiscal Year 2025 Compared to Fiscal Year 2024
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
Consolidated
Revenues. Revenues for the year ended June 30, 2025 increased 23% to $5,810 million, compared to $4,708 million for fiscal 2024.
Revenues increased $1,124 million, or 43%, in the Datacenter & Communications segment, with increases in datacom driven primarily by ongoing strong AI datacenter demand and growth in our telecom revenue due to higher demand in the data center interconnect and the telecom transport business. In our Industrial segment, revenue decreased $21 million, or 1% due to macroeconomic softness.
Gross margin. Gross margin for the year ended June 30, 2025 was $2,043 million, or 35%, of total revenues, compared to $1,456 million, or 31% of total revenues, for fiscal 2024, an increase of 424 basis points. The increase as a percent of revenue for fiscal 2025 was primarily due to higher revenue volume particularly in the communications market in the Datacenter & Communications segment, improvements in both pricing optimization and cost reductions, partially offset by unfavorable mix and foreign exchange impacts. Cost reductions included both lower manufacturing costs and improvements in manufacturing yields.
Research and development. Research and development (“R&D”) expenses for the fiscal year ended June 30, 2025 were $582 million, or 10% of revenues, compared to $479 million, or 10% of revenues, for fiscal 2024. The increase of $103 million for fiscal 2025 was primarily related to continued investment in our product portfolios, particularly in datacom. We continue to focus on investing our R&D in those projects with the highest return on investment.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the year ended June 30, 2025 were $926 million, or 16% of revenues, compared to $854 million, or 18% of revenues, for fiscal 2024. The decrease in SG&A as a percentage of revenue for fiscal 2025 compared to fiscal 2024 was primarily the result of higher sales volumes and lower executive transition costs partially offset by the impact of higher variable and share-based compensation.

Restructuring charges. Restructuring charges for the year ended June 30, 2025 were $160 million, or 3% of revenues. The restructuring charges consisted primarily of asset write-offs, employee termination costs, move costs, contract termination costs and accelerated depreciation due to the consolidation and closure of certain manufacturing sites as well as impairment losses associated with the sale of our Newton Aycliffe business. Restructuring charges related to our 2023 Restructuring Plan for the year ended June 30, 2024 were $27 million, or 1% of revenues, and consisted primarily of severance, accelerated depreciation, equipment write-offs and move costs due to the consolidation of certain manufacturing sites. See Note 12. Restructuring Plans for further information.
Impairment of assets held-for-sale. Impairment of assets held-for-sale for the year ended June 30, 2025 were $85 million, or 1% of revenues and represented non-cash impairment charges to reduce our carrying value in entities held-for-sale at June 30, 2025 to fair value. See Note 7. Assets Held-for-Sale and Sale of Businesses for further information.
Interest and other, net. Interest and other, net for the year ended June 30, 2025 was expense of $196 million compared to expense of $244 million for fiscal 2024, a decrease of $48 million. Included in Interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, equity gains and losses from unconsolidated investments, interest and dividend income on excess cash balances and income from an insurance settlement. The decrease of $48 million in comparison to fiscal 2024 was driven by driven by $45 million lower interest expense, $8 million higher interest income and $8 million higher income from insurance settlements partially offset by $19 million higher foreign exchange net losses. The $45 million lower interest expense was primarily due to lower interest expense on our New Term B Loans resulting from lower balances and lower interest rates partially offset by lower interest expense benefit from our interest rate cap and swap. The $8 million higher interest and dividend income is primarily due to increases in interest rates earned on investments as well as the increase in average restricted cash balances due to the timing of receipt from our investment in Silicon Carbide LLC in the second quarter of fiscal 2024. The $19 million higher foreign exchange net losses were primarily due to higher volatility of exchange rates, particularly the Euro, during fiscal 2025 in addition to the cessation of our balance sheet hedging program at the end of September 2024.
Income taxes. Our effective income tax rate for fiscal 2025 was 68%, compared to an effective tax rate of (8)% for fiscal 2024. The difference between our effective tax rate and the U.S. statutory rate of 21% was due to tax rate differentials between U.S. and foreign jurisdictions. The fiscal 2025 rate was impacted by the classification of assets held for sale and an increase in the U.S. valuation allowance.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the year ended June 30, 2025 was $19 million, compared to $3 million for fiscal 2024 and represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC. See Note 15. Noncontrolling Interests for further information.
Segment Reporting
For a discussion of revenues and segment profit measures, refer to our disclosure under “Segment Reporting” within “Fiscal Year 2025 Compared to Fiscal Year 2024” above.
The change in our operating segments had no impact on our previously reported consolidated results of operations, financial condition, or cash flows. Comparative prior year segment information has been recast to conform to the new segments.
Datacenter & Communications ($ in millions)

	Year Ended June 30,		% Increase
	2025	2024
Revenues	$3,755	$2,631	43%
Segment profit	$904	$500	81%
Revenues for the year ended June 30, 2025 for Datacenter & Communications increased 43% to $3,755 million, compared to $2,631 million for fiscal 2024. The increase in revenues of $1,124 million during fiscal 2025 was primarily due to increased AI datacenter related revenue in our Datacenter & Communications segment resulting from increased volumes in the datacom vertical and growth in the telecom vertical due to increased demand in data center interconnect and the telecom transport business.
Segment profit for the year ended June 30, 2025 for Datacenter & Communications increased 81% to $904 million, compared to segment profit of $500 million for fiscal 2024. The increase in segment profit for fiscal 2025 was driven by $1,124 million higher revenues partially offset by higher R&D investments in our product portfolio.

Industrial ($ in millions)

	Year Ended June 30,		% Increase (Decrease)
	2025	2024
Revenues	$2,055	$2,076	(1)%
Segment profit	$407	$298	37%
Revenues for the fiscal year ended June 30, 2025 for Industrial decreased 1% to $2,055 million, compared to revenues of $2,076 million for fiscal 2024. The decrease in revenues during fiscal 2025 was primarily related to weak automotive and Silicon Carbide end market demand and macroeconomic conditions in the industrial segment, partially offset by $73 million higher shipments of laser systems in our display capital equipment market.
Segment profit for the fiscal year ended June 30, 2025 for Industrial increased 37%, with segment profit of $407 million in fiscal 2025 compared to segment profit of $298 million for fiscal 2024. The increase in segment profit during fiscal 2025 was primarily driven by favorable product mix, improvements in pricing optimization, lower manufacturing costs and lower SG&A expenses, partially offset by higher R&D investments in our product portfolio and higher variable compensation.
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
Sources (uses) of cash ($ in millions):

Year Ended June 30,	2026	2025	2024
Net cash provided by operating activities	$80	$634	$546
Proceeds from issuance of common shares	1,999	—	—
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	54	50	42
Effect of exchange rate changes on cash and cash equivalents and other items	(7)	76	(1)
Proceeds from long-term borrowings and revolving credit facilities	1,921	54	19
Payment of dividends	(11)	(11)	—
Debt issuance costs	(9)	—	—
Purchases of short-term investments	(1,025)	—	—
Proceeds from the sale of business	437	27	—
Proceeds from sale of equity investment	89	—	—
Other items	(11)	(1)	(5)
Payments in satisfaction of employees’ minimum tax obligations	(77)	(54)	(22)
Payments on borrowings under revolving credit facilities	(676)	(52)	(19)
Payments on existing debt	(1,723)	(437)	(229)
Additions to property, plant & equipment	(1,103)	(441)	(347)
Operating activities:
Net cash provided by operating activities was $80 million for the year ended June 30, 2026 compared to $634 million for the same period in the prior fiscal year. The decrease was primarily driven by a significant increase in inventory levels to support higher revenue growth, resulting in increased use of working capital. This was partially offset by higher accounts payable and higher net earnings.
Net cash provided by operating activities was $634 million and $546 million for the fiscal years ended June 30, 2025 and 2024, respectively. The increase was primarily due to higher earnings partially offset by increases in accounts receivables and inventories associated with higher revenue levels.
Investing activities:

Net cash used in investing activities was $1,414 million for the year ended June 30, 2026, compared to net cash used of $414 million for the same period in the prior fiscal year. The increase was primarily due to $825 million net purchases of short-term investments and $662 million higher cash used to fund capital expenditures. These uses of cash were partially offset by $410 million higher cash received from the sale of businesses, net of fees, as well as cash received from the sale of an equity investment.
Net cash used in investing activities was $414 million and $351 million for the fiscal years ended June 30, 2025 and 2024, respectively. Higher cash used to fund capital expenditures of $94 million year-over-year was partially offset by $27 million cash received from the sale of a business.
Financing activities:
Net cash provided by financing activities was $1,477 million for the year ended June 30, 2026, compared to net cash used of $452 million for the same period in the prior fiscal year. The increase was primarily due to the $2 billion in proceeds from the issuance of Common Stock to NVIDIA, net of fees, partially offset by higher payments, net of borrowings, on existing debt obligations.
Net cash used financing activities was $452 million for the year ended June 30, 2025 compared to net cash provided by financing activities of $758 million for the year ended June 30, 2024. Cash outflows for fiscal 2025 were primarily payments on existing debt. Financing inflows in fiscal 2024 included the $1.0 billion contribution from noncontrolling interests and proceeds from employee stock purchases, partially offset by payments on existing debt and equity issuance costs related to the contribution from noncontrolling interests.
Senior Credit Facilities
On September 26, 2025, the Company entered into Amendment No. 4 and Amendment No. 5 to the Credit Agreement. Under Amendment No. 4, (i) the existing revolving credit commitments were refinanced and replaced with the 2025 Revolving Loans, including the 2025 Incremental Term A Loans, the proceeds of which were used, in part, to repay all outstanding principal, interest and fees of the Existing Term A Loans. As amended, the 2025 Revolving Loans and the 2025 Incremental Term A Loans each bear interest at an adjusted SOFR rate subject to a 0.00% floor plus a range of 1.25% to 2.25% based on the Company’s total net leverage ratio. The interest rate applicable to the 2025 Revolving Loans and the 2025 Incremental Term A Loans is initially a SOFR-based rate plus 1.50% as of June 30, 2026. The 2025 Revolving Loans and the 2025 Incremental Term A Loans mature on the earlier of September 26, 2030 or a “Springing Maturity Date,” which is a date that is 91 days prior to the stated maturity of either (i) the Company’s unsecured senior notes or (ii) the term B loans then outstanding if, on such 91st day, the applicable senior notes or term B loans remain outstanding and liquidity is less than (x) $250 million plus (y) the aggregate outstanding principal amount of such notes or term B loans, as applicable. Under Amendment No. 5, the outstanding New Term B-2 Loans were replaced with the New Term B-3 Loans having substantially similar terms as the New Term B-2 Loans, except with respect to the interest rate applicable to the New Term B-3 Loans and certain other provisions. As further amended, the New Term B-3 Loans bear interest at a SOFR-based rate (subject to a 0.50% floor) plus 1.75% as of June 30, 2026. The New Term B-3 Loans will mature on July 1, 2029.
In relation to the Term Facilities, the Company incurred expense of $139 million for the year ended June 30, 2026, which is included in Interest expense in the Consolidated Statements of Earnings (Loss). Our interest rate cap reduced interest expense by $17 million during the year ended June 30, 2026.
During the year ended June 30, 2026, the Company made payments of $509 million for the Term Facilities, $502 million of which were voluntary payments.
As of June 30, 2026, the Company had no borrowings outstanding under the Revolving Credit Facility.
On August 12, 2026, a wholly-owned foreign subsidiary of the Company entered into an unsecured credit facility with local lenders providing aggregate commitments of approximately $945 million (based on exchange rates in effect at signing). The facility consists of a local currency tranche with a sublimit equivalent to 470 million U.S. Dollars and a U.S. Dollars tranche with a sublimit of 475 million U.S. Dollars (the “August 2026 Facility”). The August 2026 Facility matures 36 months from the date of first utilization and was undrawn as of August 14, 2026. Borrowings may be used to finance working capital and other permitted operating requirements of the borrower, including the repayment of existing intercompany working capital loans. Neither the Company, nor any other of its subsidiaries, is a party to or guarantor of the August 2026 Facility.
See Note 22. Subsequent Events for further information on the August 2026 Facility.
Weighted Average Interest Rate
The weighted average interest rate of total borrowings was 5% and 6% for the years ended June 30, 2026 and 2025, respectively.

Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$1,162	$909
Restricted cash, current	35	9
Restricted cash, non-current	571	715
Short-term investments	825	—
Available borrowing capacity under Revolving Credit Facility	664	315
Total debt obligations	3,222	3,687
Other Liquidity
On March 2, 2026, NVIDIA made a $2 billion investment in the Company through the purchase of shares of the Company’s Common Stock. The proceeds from the investment will be used to support research and development, future capacity and operations as we build out our manufacturing capabilities. We also entered into a multi-year capacity agreement that may require incremental investments in equipment, labor, and working capital to support future production volumes through 2030. While no material liability was recorded at quarter-end solely as a result of entering into the agreement, the arrangement may result in material future cash requirements and could affect revenue concentration, gross margin, and capital expenditures as volumes ramp. See Note 14. Equity and Redeemable Preferred Stock for further information.
On December 4, 2023, the Company completed two investment agreements under which Silicon Carbide LLC, a Company subsidiary, received $1.0 billion cash in exchange for 25% of the equity of that entity. Such funds have and will continue to be used primarily to fund future capital expansion in our silicon carbide business and will enable us to increase our available free cash flow to provide greater financial and operational flexibility to execute our capital allocation priorities. See Note 15. Noncontrolling Interests included in Item 1 for further information.
The Company believes existing cash, cash flow from operations, and available borrowing capacity from its credit facilities will be sufficient to fund its needs for working capital, capital expenditures, repayment of scheduled long-term borrowings and lease obligations, investments in R&D, and internal and external growth objectives at least through the next twelve months.
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of June 30, 2026, the Company held approximately $840 million of cash, cash equivalents and restricted cash outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.
At June 30, 2026, we had $606 million of restricted cash, which includes $604 million at Silicon Carbide LLC that is restricted for use by only that subsidiary.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements as defined by Regulation S-K of the Securities Act of 1933.
Contractual Obligations
As of June 30, 2026, in the ordinary course of business, we had total estimated purchase commitments from vendors of approximately $11.8 billion. In addition, as of June 30, 2026, we had obligations under our operating leases of approximately $375 million, $78 million of which will be paid in the fiscal year 2027.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market Risks
We are exposed to market risks arising from adverse changes in foreign currency exchange rates and interest rates. In the normal course of business, we have the option to use a variety of techniques and derivative financial instruments as part of our overall risk management strategy, which is primarily focused on our exposure in relation to the Chinese Renminbi, Euro, Swiss Franc, Japanese Yen, Singapore Dollar and Korean Won. As of September 30, 2024, after weighing the costs and benefits of hedging foreign exchange risks on our global balance sheets, we paused our balance sheet hedging program indefinitely. We continue to analyze these risks and the costs and benefits inherent in a hedging program. From time to time, we utilize forward currency contracts to manage exposures against the US dollar for select foreign currency transactions.
Interest Rate Risks
As of June 30, 2026, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. On February 23, 2022, we entered into an interest rate cap, amended on March 20, 2023, with an effective date of July 1, 2023. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $25 million for the year ended June 30, 2026.

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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13-15(f) and 15d-15(f). The Company’s internal control system is designed to provide reasonable assurance concerning the reliability of the financial data used in the preparation of the Company’s Consolidated Financial Statements, as well as reasonable assurance with respect to safeguarding the Company’s assets from unauthorized use or disposition.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement presentation and other results of such systems.
Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. In making this evaluation, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Management’s evaluation included reviewing the documentation of its controls, evaluating the design effectiveness of controls and testing their operating effectiveness. Based on the evaluation, management concluded that as of June 30, 2026, the Company’s internal controls over financial reporting were effective.
Ernst & Young LLP, an independent registered public accounting firm, has issued its report on the effectiveness of our internal control over financial reporting as of June 30, 2026, which report is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Coherent Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Coherent Corp. and subsidiaries (the Company) as of June 30, 2026 and 2025, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended June 30, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 14, 2026 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

Goodwill Impairment Assessment - Lasers Reporting Unit
Description of the Matter
At June 30, 2026, the balance of the Company’s goodwill related to the Lasers reporting unit was $3.1 billion. As discussed in Note 1 to the consolidated financial statements, goodwill is reviewed annually for impairment, or more frequently if impairment indicators arise. The assessment of goodwill for impairment requires a comparison of the fair value of each reporting unit that has goodwill associated with its operations to its carrying amount, including goodwill. If the Company’s carrying amount of a reporting unit exceeds its fair value, an impairment loss would be measured as the excess of the carrying value over the calculated fair value.
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

August 14, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Coherent Corp.
Opinion on Internal Control Over Financial Reporting
We have audited Coherent Corp. and subsidiaries’ internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Coherent Corp. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of earnings (loss), comprehensive income (loss), shareholders’ equity and mezzanine equity and cash flows for each of the three years in the period ended June 30, 2026, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) and our report dated August 14, 2026 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP

Pittsburgh, Pennsylvania

August 14, 2026

Coherent Corp. and Subsidiaries
Consolidated Balance Sheets
($000)

June 30,	2026	2025
Assets
Current Assets
Cash and cash equivalents	$1,162,018	$909,200
Restricted cash, current	35,156	8,897
Short-term investments	825,000	—
Accounts receivable - less allowance for doubtful accounts of $13,193 at June 30, 2026 and $12,189 at June 30, 2025	1,343,278	964,051
Inventories	2,581,043	1,437,636
Prepaid and refundable income taxes	78,892	55,773
Prepaid and other current assets	900,112	551,597
Total Current Assets	6,925,499	3,927,154
Property, plant & equipment, net	2,999,343	1,877,507
Goodwill	4,375,597	4,471,084
Other intangible assets, net	2,884,474	3,204,747
Deferred income taxes	69,434	53,407
Restricted cash, non-current	571,222	714,816
Other assets	474,283	662,221
Total Assets	$18,299,852	$14,910,936
Liabilities, Mezzanine Equity and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$7,916	$188,306
Accounts payable	1,905,357	846,984
Accrued compensation and benefits	358,047	258,650
Operating lease current liabilities	61,371	41,575
Accrued income taxes payable	173,248	123,762
Other accrued liabilities	347,990	335,564
Total Current Liabilities	2,853,929	1,794,841
Long-term debt	3,214,308	3,498,615
Deferred income taxes	540,610	711,717
Operating lease liabilities	254,839	165,162
Other liabilities	197,966	259,318
Total Liabilities	7,061,652	6,429,653
Mezzanine Equity
Series B redeemable convertible preferred stock, no par value, 5% cumulative; issued - 0 and 215,000 shares at June 30, 2026 and June 30, 2025, respectively; redemption value - $0 and $2,540,110, respectively	—	2,483,261
Shareholders' Equity
Common stock, no par value; authorized - 300,000,000 shares; issued - 212,615,894 shares at June 30, 2026; 171,849,325 shares at June 30, 2025	9,790,596	5,056,168
Accumulated other comprehensive income (AOCI)	204,112	372,037
Retained earnings	1,354,270	584,374
	11,348,978	6,012,579
Treasury stock, at cost; 16,863,102 shares at June 30, 2026 and 16,294,119 shares at June 30, 2025	(445,483)	(368,065)
Total Coherent Corp. Shareholders' Equity	10,903,495	5,644,514
Noncontrolling interests (NCI)	334,705	353,508
Total Equity	11,238,200	5,998,022
Total Liabilities, Mezzanine Equity and Shareholders' Equity	$18,299,852	$14,910,936
See Notes to Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Consolidated Statements of Earnings (Loss)
($000, except per share data)

Year Ended June 30,	2026	2025	2024

Revenues	$7,118,181	$5,810,115	$4,707,688

Costs, Expenses and Other Expense
Cost of goods sold	4,449,141	3,766,793	3,251,724
Research and development	722,952	581,924	478,788
Selling, general and administrative	1,044,566	926,451	854,001
Restructuring charges	63,390	160,081	27,054
Impairment of assets held-for-sale	64,404	84,988	—
Gain on sale of business	(124,133)	—	—
Interest expense	190,267	243,251	288,475
Other income, net	(140,139)	(47,554)	(44,707)
Total Costs, Expenses and Other Expense	6,270,448	5,715,934	4,855,335

Earnings (Loss) Before Income Taxes	847,733	94,181	(147,647)

Income Tax Expense	60,849	64,124	11,117

Net Earnings (Loss)	786,884	30,057	(158,764)
Net Loss Attributable to Noncontrolling Interests	(18,114)	(19,307)	(2,610)
Net Earnings (Loss) Attributable to Coherent Corp.	804,998	49,364	(156,154)
Less: Dividends on Preferred Stock	35,102	129,926	123,357
Net Earnings (Loss) Available to the Common Shareholders	$769,896	$(80,562)	$(279,511)

Basic Earnings (Loss) Per Share	$4.34	$(0.52)	$(1.84)

Diluted Earnings (Loss) Per Share	$4.12	$(0.52)	$(1.84)
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
($000)

Year Ended June 30,	2026	2025	2024
Net Earnings (Loss)	$786,884	$30,057	$(158,764)
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	(159,065)	409,069	(81,889)
Change in fair value of interest rate instruments, net of taxes of $(3,126), $(5,406) and $(5,468) for the years ended June 30, 2026, 2025, and 2024, respectively	(11,414)	(31,898)	(20,196)
Pension adjustment, net of taxes of $0, $(1,543) and $(1,718) for the years ended June 30, 2026, 2025, and 2024, respectively	1,865	(6,351)	(7,443)
Other comprehensive Income (Loss)	(168,614)	370,820	(109,528)
Comprehensive Income (Loss)	618,270	400,877	(268,292)
Comprehensive Loss Attributable to Noncontrolling Interests	(18,114)	(19,307)	(2,610)
Foreign Currency Translation Adjustments Attributable to Noncontrolling Interests	(689)	1,423	429
Comprehensive Income (Loss) Attributable to Coherent Corp.	$637,073	$418,761	$(266,111)
See Notes to Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Consolidated Statements of Shareholders’ Equity and Mezzanine Equity
($000, including share amounts)

	Common Stock		Preferred Stock				Treasury Stock				Mezzanine Equity
	Shares	Amount	Shares	Amount	AOCI	Retained Earnings	Shares	Amount	NCI	Total	Preferred Shares	Amount
Balance - June 30, 2023	154,721	$3,781,211	2,300	$445,319	$109,726	$944,416	(15,137)	$(293,121)	$—	$4,987,551	215	$2,241,415
Share-based and deferred compensation activities	3,447	166,800	—	—	—	—	(492)	(22,001)	—	144,799	—	—
Conversion of Series A preferred stock	10,240	445,319	(2,300)	(445,319)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(156,154)	—	—	(2,610)	(158,764)	—	—
Foreign currency translation adjustments	—	—	—	—	(82,318)	—	—	—	429	(81,889)	—	—
Change in fair value of interest rate instruments, net of taxes of $(5,468)	—	—	—	—	(20,196)	—	—	—	—	(20,196)	—	—
Pension adjustment, net of taxes of $(1,718)	—	—	—	—	(7,443)	—	—	—	—	(7,443)	—	—
Dividends	—	—	—	—	—	(123,322)	—	—	—	(123,322)	—	123,357
Sale of shares of noncontrolling interests, net of issuance costs of $31,840 and taxes of $127,389	—	464,327	—	—	2,871	—	—	—	373,573	840,771	—	—
Balance - June 30, 2024	$168,408	$4,857,657	—	$—	$2,640	$664,940	(15,629)	$(315,122)	$371,392	$5,581,507	215	$2,364,772
Share-based and deferred compensation activities	3,441	199,204	—	—	—	—	(665)	(52,943)	—	146,261	—	—
Net earnings	—	—	—	—	—	49,364	—	—	(19,307)	30,057	—	—
Foreign currency translation adjustments	—	—	—	—	407,646	—	—	—	1,423	409,069	—	—
Change in fair value of interest rate instruments, net of taxes of $(5,406)	—	—	—	—	(31,898)	—	—	—	—	(31,898)	—	—
Pension adjustment, net of taxes of $(1,543)	—	—	—	—	(6,351)	—	—	—	—	(6,351)	—	—
Dividends	—	—	—	—	—	(129,930)	—	—	—	(129,930)	—	118,489
Change in deferred tax basis for noncontrolling interests	—	(693)	—	—	—	—	—	—	—	(693)	—	—
Balance - June 30, 2025	171,849	$5,056,168	—	$—	$372,037	$584,374	(16,294)	$(368,065)	$353,508	$5,998,022	215	$2,483,261
Share-based and deferred compensation activities	2,857	229,093	—	—	—	—	(569)	(77,418)	—	151,675	—	—
Conversion of Series A preferred stock	30,122	2,506,885	—	—	—	—	—	—	—	2,506,885	(215)	(2,506,885)
Net earnings	—	—	—	—	—	804,998	—	—	(18,114)	786,884	—	—
Foreign currency translation adjustments	—	—	—	—	(158,376)	—	—	—	(689)	(159,065)	—	—
Change in fair value of interest rate instruments, net of taxes of $(3,126)	—	—	—	—	(11,414)	—	—	—	—	(11,414)	—	—
Pension adjustment, net of taxes of $0	—	—	—	—	1,865	—	—	—	—	1,865	—	—
Dividends	—	—	—	—	—	(35,102)	—	—	—	(35,102)	—	23,624
Sale of shares net of issuance costs of $1,575	7,788	1,998,450	—	—	—	—	—	—	—	1,998,450	—	—
Balance - June 30, 2026	212,616	$9,790,596	—	$—	$204,112	$1,354,270	(16,863)	$(445,483)	$334,705	$11,238,200	—	$—
See Notes to Consolidated Financial Statements

Coherent Corp. and Subsidiaries
Consolidated Statements of Cash Flows
($000)

Year Ended June 30,	2026	2025	2024

Cash Flows from Operating Activities
Net earnings (loss)	$786,884	$30,057	$(158,764)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation	241,561	250,810	271,601
Amortization	280,334	302,788	288,160
Share-based compensation expense	186,468	160,239	126,049
Non-cash restructuring and impairment charges	87,563	140,912	16,557
Amortization of debt issuance costs	17,560	19,774	17,652
Loss on disposals of property, plant & equipment	599	782	758
Unrealized losses (gains) on foreign currency remeasurements and transactions	(24,792)	33,122	(10,556)
Loss (earnings) from equity investments	(690)	(1,316)	51
Deferred income taxes	(198,732)	(95,434)	(112,096)
Gain on sale of business	(124,133)	—	—
Gain on sale of equity investment	(73,998)	—	—
Loss on debt extinguishment	3,056	—	1,978
Increase (decrease) in cash from changes in:
Accounts receivable	(367,631)	(170,444)	60,581
Inventories	(1,183,000)	(202,728)	(23,196)
Accounts payable	748,533	217,357	205,044
Contract liabilities	(9,307)	3,182	(72,818)
Income taxes	18,175	(22,118)	12,251
Accrued compensation and benefits	99,397	62,960	36,894
Other operating net assets (liabilities)	(408,333)	(96,343)	(114,415)
Net cash provided by operating activities	79,514	633,600	545,731
Cash Flows from Investing Activities
Additions to property, plant & equipment	(1,102,909)	(440,836)	(346,816)
Purchases of intangible assets	(7,174)	—	—
Proceeds from sale of equity investment	89,384	—	—
Proceeds from the sale of business, net of fees	436,992	27,000	—
Purchases of short-term investments	(1,025,000)	—	—
Proceeds from sales/maturities of short-term investments	200,000	—	—
Other investing activities	(5,017)	(379)	(3,897)
Net cash used in investing activities	(1,413,724)	(414,215)	(350,713)
Cash Flows from Financing Activities
Sale of shares to noncontrolling interests	—	—	1,000,000
Proceeds from borrowings of Term A Facility	1,250,000	—	—
Proceeds from borrowings of Term B Facility	3,267	—	—
Proceeds from borrowings of revolving credit facilities	640,075	53,729	18,966
Proceeds from borrowings of other credit facilities	28,004	—	—
Proceeds from issuance of common shares	1,998,552	—	—
Payments on existing debt	(1,723,437)	(436,986)	(228,802)
Payments on borrowings under revolving credit facilities	(676,211)	(51,661)	(19,027)
Debt issuance costs	(9,101)	—	—
Equity issuance costs	—	—	(31,840)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	53,814	49,570	42,297
Payments in satisfaction of employees’ minimum tax obligations	(77,419)	(53,992)	(22,315)
Cash dividends paid	(11,438)	(11,438)	—
Other financing activities	970	(948)	(1,007)

Net cash provided by (used in) financing activities	1,477,076	(451,726)	758,272
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(7,383)	75,568	(1,170)
Net increase (decrease) in cash, cash equivalents, and restricted cash	135,483	(156,773)	952,120
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,632,913	1,789,686	837,566
Cash, Cash Equivalents, and Restricted Cash at End of Period	$1,768,396	$1,632,913	$1,789,686
Supplemental Information
Cash paid for interest	$189,256	$256,704	$312,879
Cash paid for income taxes	$208,129	$166,849	$97,295
Non-Cash Investing and Financing Activities:
Additions to property, plant & equipment included in accounts payable	$371,779	$67,146	$63,286
Conversion of Series A and B preferred stock to common stock	$2,506,885	$—	$445,319
See Notes to Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same amounts shown in the Consolidated Statements of Cash Flows.

Year Ended June 30,	2026	2025
($000)
Cash and cash equivalents	$1,162,018	$909,200
Restricted cash, current	35,156	8,897
Restricted cash, non-current	571,222	714,816
Total cash, cash equivalents, and restricted cash shown in the Consolidated Statements of Cash Flows	$1,768,396	$1,632,913

Coherent Corp. and Subsidiaries
Notes to Consolidated Financial Statements
Note 1.         Nature of Business and Summary of Significant Accounting Policies
Nature of Business. Coherent Corp. (“Coherent,” the “Company,” “we,” “us” or “our”) is a vertically integrated manufacturing company that develops, manufactures and markets lasers, transceivers, and other optical and optoelectronic devices, modules, and systems, as well as engineered materials, for use in data center and communications, as well as industrial applications, including precision manufacturing, energy, semiconductor & display capital equipment, and instrumentation. We generate nearly all of our revenues, earnings, and cash flows from developing, manufacturing, and marketing a wide range of products and services for our end markets. Coherent has broad technical expertise and a deep technology stack in areas of importance to our products, including materials growth and fabrication of specialty materials, lasers including semiconductor and high power lasers, passive optics including isolators, transceivers, transport equipment, high power lasers for semiconductor capital equipment, display manufacturing, precision manufacturing, consumer electronics, life sciences applications, and scientific research. Many of our products include custom integrated software that we develop internally, leveraging our deep domain expertise. The Company markets its products through its direct sales force and through distributors and agents.
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
Cash, Cash Equivalents, and Restricted Cash. We consider highly liquid investment instruments with an original maturity of three months or less to be cash equivalents. As of June 30, 2026, we had restricted cash of $606 million that is restricted for a specific purpose, with $35 million and $571 million recorded in Restricted cash, current and Restricted cash, non-current, respectively, on our Consolidated Balance Sheet.
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

Investment Credit. The CHIPS Act provides an Advanced Manufacturing Investment Credit (“AMIC”) under Section 48D for qualified investments in advanced manufacturing facilities. The Company expects to receive refundable federal tax credits related to certain expansion projects. Credits attributable to property, plant and equipment are recorded as reductions to the depreciable basis of the related assets, while credits attributable to capitalized SG&A costs are recorded as reductions to SG&A expense. The Company recorded reductions to property, plant, and equipment of $41 million and $39 million during fiscal 2025 and fiscal 2026, respectively, and recorded a reduction to SG&A expense of $21 million during fiscal 2026. Related receivables are based on management's interpretation of Section 48D and are refundable to the extent they exceed federal income tax liabilities. They are recorded within prepaid and refundable income taxes in the Consolidated Balance Sheet.
Leases. Leases are recognized under Accounting Standards Codification 842, Leases. The Company determines whether a contract contains a lease at contract inception. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating lease right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. We use the incremental borrowing rate in determining the present value of lease payments, unless the implicit rate is readily determinable. If lease terms include options to extend or terminate the lease, the ROU asset and lease liability are measured based on the reasonably certain decision. We have lease agreements with lease and non-lease components, which are accounted for as a single lease component for all classes of leased assets for which the Company is the lessee. Additionally, for certain equipment leases, the portfolio approach is applied to account for the operating lease ROU assets and lease liabilities. In the Consolidated Statements of Earnings (Loss), lease expense for operating lease payments is recognized on a straight-line basis over the lease term. For finance leases, interest expense is recognized on the lease liability and the ROU asset is amortized over the lease term. Some leasing arrangements require variable payments that are dependent upon usage or output, or may vary for other reasons, such as insurance or tax payments. Variable lease payments are recognized as incurred, and are not presented as part of the ROU asset or lease liability. See Note 9. Leases for further information.
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
Goodwill. The excess purchase price over the fair value allocated to identifiable tangible and intangible net assets of businesses acquired is reported as goodwill in the accompanying Consolidated Balance Sheets. We test goodwill for impairment at least annually as of April 1, or whenever events or changes in circumstances indicate that goodwill might be impaired. The assessment requires significant judgment regarding future operating performance, including projections of revenues, profitability and cash flows, as well as assumptions regarding market conditions and discount rates. Goodwill impairment is measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.
As of April 1 of fiscal years 2026 and 2025, we completed our annual impairment tests of our reporting units using the quantitative assessment. For fiscal year 2026, the fair values of the reporting units were determined using a discounted cash flow analysis with projected financial information based on our most recently completed long-term strategic planning processes and also considered the current financial performance compared to our prior projections of the reporting units, as well as a market analysis. As of April 1, 2026, the fair value of each of our reporting units, except for Lasers, exceeded their carrying values with significant headroom. As of April 1, 2025, the fair value of each of our reporting units exceeded their carrying values with significant headroom.
For the Lasers reporting unit, as of April 1, 2026, based on the quantitative assessment, the estimated fair value exceeded the carrying value by approximately 8%. Accordingly, we concluded that goodwill was not impaired; however, the reporting unit remains sensitive to changes in assumptions and future operating performance. Our Lasers reporting unit has goodwill of approximately $3.1 billion at June 30, 2026. In evaluating the Lasers reporting unit, significant weight was provided to the forecasted revenue and related gross margins as we determined that these have the most significant impact on its fair value. The forecasted profitability is expected to increase as volumes increase and the achievement of operating efficiencies and the benefit from the multi-year synergy and site consolidation plans are realized. The valuation utilized a discount rate of 11.0%, representing the rate of return a market participant would require for an investment in the reporting unit. If actual results differ materially from management’s estimates and assumptions, a material goodwill impairment charge could occur in future periods.
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

Intangibles. Intangible assets are initially recorded at their cost or fair value upon acquisition. Finite-lived intangible assets are amortized using the straight-line method over the estimated useful lives of the assets ranging from 1 to 20 years. Indefinite-lived intangible assets are not amortized but tested annually for impairment at April 1, or when events or changes in circumstances indicate that indefinite-lived intangible assets might be impaired. As of April 1 of fiscal 2026, the Company completed a quantitative impairment test of the Coherent trade name acquired in the acquisition of Coherent, Inc. (“Merger”) using the relief from royalty method and determined that its fair value is well in excess of its carrying value.
Series B Convertible Preferred Stock. The Series B-1 and B-2 Convertible Preferred Stock was initially measured at fair value less issuance costs, accreted to its redemption value over a ten-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings (Loss) Available to the Common Shareholders. All outstanding shares of Series B-1 and Series B-2 Preferred Stock were converted to Company Common Stock in the second quarter of fiscal 2026, and no shares of Preferred Stock are currently issued and outstanding. See Note 14. Equity and Redeemable Preferred Stock for further information.
Noncontrolling Interests. The Company accounts for noncontrolling interests in accordance with ASC Topic 810-10-45, which requires the Company to present noncontrolling interests as a separate component of total shareholders’ equity on the Consolidated Balance Sheets and the consolidated net earnings (loss) attributable to its noncontrolling interests be clearly identified and presented on the face of the Consolidated Statements of Earnings (Loss) and Consolidated Statements of Comprehensive Income (Loss). See Note 15. Noncontrolling Interests for further information on the noncontrolling interests in our Silicon Carbide LLC subsidiary.
Commitments and Contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. If a loss is not both probable and reasonably estimable, or if an exposure to a loss exists in excess of the amount accrued, the Company assesses whether there is at least a reasonable possibility that a loss, or additional loss, may have been incurred. If there is a reasonable possibility that a loss, or additional loss, may have been incurred, the Company discloses the estimate of the possible loss or range of loss if it is material and an estimate can be made, or discloses that such an estimate cannot be made. The determination as to whether a loss can reasonably be considered to be possible or probable is based on management's assessment, together with legal counsel, regarding the ultimate outcome of the matter. Legal costs incurred in connection with loss contingencies are expensed as incurred. Such liabilities are adjusted as further information develops or circumstances change. Our customers may discover defects in our products after the products have been fully deployed and operated under peak stress conditions. If we are unable to correct defects or other problems, we could experience, among other things, loss of customers, increased costs of product returns and warranty expenses, damage to our brand reputation, failure to attract new customers or achieve market acceptance, diversion of development and engineering resources, or legal action by our customers. We had no material loss contingency liabilities at June 30, 2026 or 2025 related to commitments and contingencies.
Supply Chain Financing Arrangements. The Company has entered into supply chain financing arrangements with third-party financial institutions to provide its vendors with enhanced payment options while providing the Company with added working capital flexibility. The Company does not provide any guarantees under these arrangements, does not have an economic interest in its suppliers’ voluntary participation, does not receive an economic benefit from the financial institutions, and no assets are pledged under the arrangements. The arrangements do not change the payable terms negotiated by the Company and our vendors and does not result in a change in the classification of amounts due as accounts payable in the Consolidated Balance Sheets. Suppliers utilized the program to accelerate receipt of payment from these financial institutions for $27 million and $18 million of the Company's outstanding Accounts payable as of June 30, 2026 and 2025, respectively. Total supplier invoices paid by the financial institutions amounted to $104 million and $76 million for the years ended June 30, 2026 and 2025, respectively. The supplier invoices included under the program require payment in full to the financial institutions consistent with the Company’s normal terms and conditions as agreed upon with the vendor.
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
Tariff Refund Receivable
In early 2025, the United States implemented significant new tariffs and export restrictions affecting a broad range of countries, commodities and industries. These actions have prompted retaliatory measures from certain foreign governments, including the imposition of tariffs and export controls. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA. During the fourth quarter of fiscal 2026, following the orders of the U.S. Court of International Trade directing U.S. Customs and Border Protection to refund such duties, the Company concluded that recovery of a portion of previously paid tariffs was probable. As a result, the Company recorded the receipt of tariff refunds received and recognized a net receivable for additional refunds expected to be recovered. The amounts recorded were not material to the Company. The receivable represents the Company’s estimate of recoverable tariffs associated with eligible import entries based on information available as of June 30, 2026, including shipment‑level data and applicable court rulings guidance. The timing of collection remains subject to U.S. Customs and Border Protection’s administrative processes, and actual amounts ultimately received may differ from estimates as refund claims are reviewed and validated.
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
Restructuring. The Company records charges associated with approved restructuring plans to reorganize operations, to remove redundant headcount and infrastructure associated with site consolidations, facilities moves and closures, as well as the relocation and requalification of certain manufacturing facilities. Restructuring charges can include severance costs to eliminate a specific number of positions, infrastructure charges to vacate facilities and consolidate operations and contract cancellation costs. The Company records restructuring charges when they are probable and estimable. The Company evaluates restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations, and ASC 712, Compensation-Nonretirement Post-Employment Benefits (ASC 712). See Note 12. Restructuring Plans for further information.
Assets Held-for-Sale. Assets and liabilities are classified as held-for-sale when management approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer and other actions required to complete the sale have been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. These conditions are usually met from the date on which a letter of intent or agreement to sell is ready for signing. Assets held-for-sale are reported at the lower of carrying amount or fair value less costs to sell. Long-lived assets classified as held-for-sale are not subject to depreciation or amortization. The held-for-sale designation and carrying value of assets held-for-sale are periodically reviewed and adjusted as facts and circumstances indicate that a change may be necessary. See Note 7. Assets Held-for-Sale and Sale of Businesses for further information.
Share-Based Compensation. Share-based compensation arrangements require the recognition in net earnings (loss) of the grant date fair value of share-based compensation (for equity-classified awards). We recognize the share-based compensation expense over the requisite service period of the individual grantees, which generally equals the vesting period, net of forfeitures. The estimated annualized forfeitures are based on our historical experience of pre-vesting cancellations. We will record additional expense in future periods if the actual forfeiture rate is lower than estimated, and will adjust expense in future periods if the actual forfeitures are higher than estimated. See Note 17. Share-Based Compensation for a description of our share-based compensation plans and the assumptions we use to calculate the fair value of share-based compensation.
Earnings per Share. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed by dividing the diluted earnings (loss) available to the common shareholders by the weighted-average number of shares of common stock and potentially dilutive shares of common stock outstanding during the period. If there is a net loss for the period, diluted earnings per share is the same as basic earnings per share. See Note 19. Earnings Per Share for further information.
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

Note 2.    Recently Issued Financial Accounting Standards
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”). ASU 2023-09 includes amendments that further enhance income tax disclosures, primarily through standardization and disaggregation of rate reconciliation categories and income taxes paid by jurisdiction. ASU 2023-09 was effective for annual periods beginning after December 15, 2024, on either a prospective or retrospective basis. Early adoption was permitted. The Company adopted the standard in fiscal 2026. See Note 18. Income Taxes for further information.
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
The following tables summarize disaggregated revenue by market ($000):

	Year Ended June 30,
Markets	2026	2025	2024
Datacenter & Communications	$5,274,629	$3,755,164	$2,631,369
Industrial	1,843,552	2,054,951	2,076,319
Total Revenues	$7,118,181	$5,810,115	$4,707,688
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities generally relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligations have been satisfied. During the year ended June 30, 2026, we recognized revenue of $51 million related to customer payments that were included as contract liabilities in the Consolidated Balance Sheet as of June 30, 2025. We had $63 million of contract liabilities recorded in the Consolidated Balance Sheet as of June 30, 2026. As of June 30, 2026, $48 million of contract liabilities is included within Other accrued liabilities, and $15 million is included within Other liabilities on the Consolidated Balance Sheet. As of June 30, 2025, $63 million of contract liabilities is included in Other accrued liabilities, and $9 million is included within Other liabilities on the Consolidated Balance Sheet.

Note 4.    Inventories
The components of inventories were as follows ($000):

June 30,	2026	2025
Raw materials	$660,487	$394,682
Work in progress	1,556,956	824,360
Finished goods	363,600	218,594
Total inventories	$2,581,043	$1,437,636
Note 5.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

June 30,	2026	2025
Land and improvements	$58,996	$59,543
Buildings and improvements	1,030,787	881,578
Machinery and equipment	2,916,096	2,188,509
Construction in progress	776,511	363,129
	4,782,390	3,492,759
Less accumulated depreciation	(1,783,047)	(1,615,252)
Property, plant and equipment, net	$2,999,343	$1,877,507
Note 6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Year Ended June 30, 2026
	Datacenter & Communications	Industrial	Total
Balance-beginning of period	$1,150,570	$3,320,514	$4,471,084
Other reclassifications(1)	—	24,493	24,493
Foreign currency translation	(170)	(119,810)	(119,980)
Balance-end of period	$1,150,400	$3,225,197	$4,375,597
1) Other reclassifications include adjustments to goodwill classified as held-for-sale. See Note 7. Assets Held-for-Sale and Sale of Businesses for further information.

	Year Ended June 30, 2025
	Datacenter & Communications	Industrial	Total
Balance at beginning of period	$1,147,297	$3,317,032	$4,464,329
Other reclassifications(1)	—	(174,373)	(174,373)
Foreign currency translation and other	3,273	177,855	181,128
Balance-end of period	$1,150,570	$3,320,514	$4,471,084
(1) Other reclassifications include adjustments to goodwill classified as held-for-sale. See Note 7. Assets Held-for-Sale and Sale of Businesses for further information.
Prior to our change in segments, goodwill as of June 30, 2025 was $1,038 million, $241 million, and $3,191 million in our Networking, Materials and Lasers segments, respectively.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows ($000):

	June 30, 2026			June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,505,754	$(601,358)	$904,396	$1,534,066	$(513,181)	$1,020,885
Trade Names	438,471	(8,471)	430,000	438,471	(8,471)	430,000
Customer Lists	2,384,730	(834,652)	1,550,078	2,440,834	(686,972)	1,753,862
Backlog and Other	82,887	(82,887)	—	90,121	(90,121)	—
Total	$4,411,842	$(1,527,368)	$2,884,474	$4,503,492	$(1,298,745)	$3,204,747

Amortization expense recorded on intangible assets for the fiscal years ended June 30, 2026, 2025 and 2024 was $280 million, $303 million, and $288 million, respectively. The technology intangible assets are being amortized over a range of 60 to 240 months with a weighted-average remaining life of approximately 109 months, and the amortization is recorded in Cost of goods sold in our Consolidated Statements of Earnings (Loss). The customer lists are being amortized over 60 to 192 months with a weighted-average remaining life of approximately 127 months, and the amortization is recorded in SG&A in our Consolidated Statements of Earnings (Loss).
Amortization expense in the fiscal year ended June 30, 2025 includes a total of $17 million of impairment charges in the Industrial segment related to the abandonment of certain purchased technology and licenses, of which $14 million was recorded in Cost of goods sold and $3 million was recorded in R&D in our Consolidated Statements of Earnings (Loss). No impairment charges were included in amortization expense during the fiscal years ended June 30, 2026 or 2024.
In the fourth quarter of fiscal year 2026, we completed our annual impairment test of our indefinite-lived Coherent trade name, which had a carrying value of $430 million. Based on the results of the assessment, we concluded that the trade name was not impaired.
The estimated amortization expense for existing intangible assets for each of the five succeeding years is as follows ($000):

Year Ending June 30,
2027	$277,273
2028	242,596
2029	274,005
2030	251,941
2031	240,404
Note 7.        Assets Held-for-Sale and Sale of Businesses
In the fourth quarter of fiscal 2025, management entered into non-binding agreements to sell several entities. As a result of classifying these entities as held-for-sale, the Company recorded non-cash impairment charges of $85 million within the Industrial segment. These charges were recognized in Impairment of assets held-for-sale in our Consolidated Statements of Earnings (Loss) in the fourth quarter of fiscal 2025 to reduce the carrying values of the entities to their estimated fair value.
On September 2, 2025, the Company completed the sale of its aerospace and defense business, which was part of the Industrial segment, for approximately $400 million, subject to customary post-closing adjustments. In connection with the sale, the Company recorded a gain of $115 million and incurred approximately $9 million in transaction related costs which were recorded in Gain on sale of business and SG&A expenses, respectively, in the Consolidated Statements of Earnings (Loss) in fiscal 2026.
On January 30, 2026, the Company completed the sale of its product division based in Munich, Germany that makes tools for materials processing, which is part of the Industrial segment. The transaction resulted in a loss of $96 million. The loss was primarily attributable to impairment charges of $105 million recognized within Impairment of assets held-for-sale in the Consolidated Statements of Earnings (Loss), including $81 million in the fourth quarter of fiscal 2025, $13 million in the first quarter of fiscal 2026 and $11 million in the second quarter of fiscal 2026. These impairment charges were partially offset by a gain of $9 million recorded within Gain on sale of business in the Consolidated Statements of Earnings (Loss) in fiscal 2026.

In the year ended June 30, 2026, the Company recorded additional non-cash impairment charges of $64 million within the Industrial segment related to three entities. Two of these entities had already been classified as held-for-sale as of the prior fiscal year-end and remained classified as held-for-sale during the first and second quarters of fiscal 2026, while the third entity was classified as held-for-sale during the fourth quarter of fiscal 2026. The charges were recorded in Impairment of assets held-for-sale in the Consolidated Statements of Earnings (Loss) in fiscal 2026 to reduce the carrying value of entities classified as held-for-sale to their estimated fair value.
Current assets and current liabilities held for sale are recorded in Prepaid and other current assets and Other accrued liabilities, respectively, in our Consolidated Balance Sheets. Noncurrent assets and noncurrent liabilities held for sale are recorded in Other assets and Other liabilities, respectively, in our Consolidated Balance Sheets. Assets and liabilities held-for-sale are in the Industrial segment at both June 30, 2026 and June 30, 2025.
Current and noncurrent assets and liabilities classified as held-for-sale as of June 30, 2026 and June 30, 2025 are as follows ($000):

	June 30, 2026	June 30, 2025
Accounts receivable	$628	$43,353
Inventories	31,755	97,236
Prepaid and refundable income taxes	119	9,023
Prepaid and other current assets	3,127	3,067
Less: Impairment of assets held for sale	(7,015)	—
Total current assets held-for-sale	$28,614	$152,679

Property, plant & equipment, net	$21,286	$103,863
Goodwill	3,624	174,373
Intangible assets	—	141,647
Other assets	12,368	32
Less: Impairment of assets held-for-sale	(37,278)	(84,988)
Total noncurrent assets held-for-sale	$—	$334,927

Accounts payable	$3,328	$19,209
Accrued compensation and benefits	3,289	16,768
Operating lease current liabilities	387	2,441
Accrued income taxes payable	(510)	(226)
Other accrued liabilities	4,512	19,202
Total current liabilities held-for-sale	$11,006	$57,394

Deferred income taxes	$—	$14,785
Operating lease liabilities	1,076	5,980
Other liabilities	1,318	7,870
Total noncurrent liabilities held-for-sale	$2,394	$28,635

Note 8.    Debt
The components of debt as of the dates indicated were as follows ($000):

	June 30, 2026	June 30, 2025
Term A Facility, interest at adjusted SOFR, as defined, plus 1.25%	$1,140,625	$624,375
Debt issuance costs, Term A Facility and Revolving Credit Facility	(10,087)	(8,141)
Term B Facility, interest at adjusted SOFR, as defined, plus 1.75%	1,080,000	2,102,358
Debt issuance costs, Term B Facility	(21,228)	(36,478)
Other Credit Facility	28,004	—
Borrowings on local lines of credit	4,791	2,091
Facility construction loan in Germany	14,062	17,682
5.00% Senior Notes	990,000	990,000
Debt Issuance costs and discount, Senior Notes	(3,943)	(4,966)
Total debt	3,222,224	3,686,921
Current portion of long-term debt	(7,916)	(188,306)
Long-term debt, less current portion	$3,214,308	$3,498,615
The required annual principal repayments for all indebtedness for the next five years and thereafter, as of June 30, 2026, is set forth in the following table ($000):

Year Ending
June 30,
2027	$7,916
2028	34,375
2029	93,629
2030	2,135,625
2031	985,937
Thereafter	—
Total	$3,257,482
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

On September 26, 2025, the Company entered into Amendment No. 4 (“Amendment No. 4”) and Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement. Under Amendment No. 4, (i) the existing revolving credit commitments were refinanced and replaced with new senior secured revolving credit commitments, (ii) $350 million of senior secured incremental revolving credit commitments were added, increasing the total revolving credit facility to $700 million (the “2025 Revolving Loans”), including a letter of credit sub-facility of up to $100 million, and (iii) a $1,250 million new tranche of senior secured incremental term A loans was added (the “2025 Incremental Term A Loans”), the proceeds of which were used, in part, to repay all outstanding principal, interest and fees of term A loans outstanding under the Credit Agreement (the “Existing Term A Loans”). As amended, the 2025 Revolving Loans and the 2025 Incremental Term A Loans each bear interest at an adjusted SOFR rate subject to a 0.00% floor plus a range of 1.25% to 2.25% based on the Company’s total net leverage ratio. The interest rate applicable to the 2025 Revolving Loans and the 2025 Incremental Term A Loans is initially a SOFR-based rate plus 1.50% as of June 30, 2026. The 2025 Revolving Loans and the 2025 Incremental Term A Loans mature on the earlier of September 26, 2030 or a “Springing Maturity Date,” which is a date that is 91 days prior to the stated maturity of either (i) the Company’s unsecured senior notes or (ii) the term B loans then outstanding if, on such 91st day, the applicable senior notes or term B loans remain outstanding and liquidity is less than (x) $250 million plus (y) the aggregate outstanding principal amount of such notes or term B loans, as applicable. Under Amendment No. 5, the outstanding New Term B-2 Loans were replaced with an equal amount of new term loans (the “New Term B-3 Loans”) having substantially similar terms as the New Term B-2 Loans, except with respect to the interest rate applicable to the New Term B-3 Loans and certain other provisions. As further amended, the New Term B-3 Loans bear interest at a SOFR-based rate (subject to a 0.50% floor) plus 1.75% as of June 30, 2026. The New Term B-3 Loans will mature on July 1, 2029.
Debt extinguishment costs related to the termination of the Existing Term Loans of $3 million were expensed in Other expense, net in the Consolidated Statement of Earnings during the twelve months ended June 30, 2026.
In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap and swap, of $139 million and $192 million in the years ended June 30, 2026 and June 30, 2025, respectively, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss). Our interest rate cap together with our interest rate swap (through September 30, 2024), reduced interest expense by $17 million and $32 million during the years ended June 30, 2026 and June 30, 2025, respectively. The amortization of debt issuance costs included in interest expense was $17 million in both the years ended June 30, 2026 and 2025. Debt issuance costs are presented as a reduction to debt within the long-term debt caption in the Condensed Consolidated Balance Sheets.
As of June 30, 2026, the Company was in compliance with all covenants under the Senior Credit Facilities.
The Company had aggregate availability of $664 million under its Revolving Credit Facility as of June 30, 2026.
Debt Assumed through Acquisition
We assumed the remaining balances of three term loans with the closing of the acquisition of Coherent, Inc., two of which were repaid prior to June 30, 2024. The aggregate principal amount outstanding under the remaining assumed term loan is $14 million as of June 30, 2026 and is for a Facility Construction Loan in Germany due in 2030 that bears interest at 1.55% per annum. Payments are made quarterly.
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

In relation to the Senior Notes, the Company incurred interest expense of $51 million and $50 million in the years ended June 30, 2026 and June 30, 2025, respectively, which is included in Interest expense in the Condensed Consolidated Statements of Earnings (Loss).
The Indenture contains customary covenants and events of default, including default relating to, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of June 30, 2026, the Company was in compliance with all covenants under the Indenture.
Other Credit Facility
On June 8, 2026, a certain wholly-owned foreign subsidiary of the Company entered into an unsecured credit facility agreement with a local lender providing for an aggregate line of credit of up to $184 million (based on exchange rates in effect at signing), which is denominated in local currency (the “June 2026 Credit Line”). On June 8, 2026, such subsidiary of the Company utilized part of the June 2026 Credit Line by entering into an unsecured credit working capital facility agreement with such local lender providing for aggregate commitments of $29 million (the “June 2026 Facility”). The June 2026 Facility matures on June 12, 2029 and had $28 million outstanding as of June 30, 2026. Borrowings bear interest at the one-year local currency lending benchmark less 61 basis points, and the interest is payable quarterly. Neither the Company, nor any other of its subsidiaries, is a party to or guarantor of the June 2026 Facility. The June 2026 Facility contains various affirmative and negative covenants that require the borrowers to meet specified financial ratios and financial tests and customary events of default, subject to applicable grace periods, cure periods and thresholds.
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
Operating leases are leases that do not qualify as finance leases and are recorded in Other assets and Operating lease current liabilities and Operating lease liabilities on our Consolidated Balance Sheets. Operating lease assets are amortized on a straight-line basis in operating expenses over the lease term.
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

The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, lease term, and discount rates ($000):

Year Ended June 30,	2026	2025	2024
Finance lease cost
Amortization of right-of-use assets	$—	$1,528	$1,667
Interest on lease liabilities	845	947	1,040
Total finance lease cost	845	2,475	2,707
Operating lease cost	64,035	59,213	52,909
Sublease income	(1,373)	—	—
Total lease cost	$63,507	$61,688	$55,616

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$845	$947	$1,040
Operating cash flows from operating leases	62,996	58,117	50,672
Financing cash flows from finance leases	1,926	1,749	1,584

Assets obtained in exchange for lease liabilities
Right-of-use assets obtained in exchange for new operating lease liabilities	$135,996	$51,357	$64,385

Weighted-average remaining lease term (in years)
Finance leases	5.5	6.5	7.5
Operating leases	5.8	6.2	6.6

Weighted-average discount rate
Finance leases	5.6%	5.6%	5.6%
Operating leases	6.1%	6.9%	6.8%
The following table presents future minimum lease payments, which includes leases for arrangements with an initial term of more than 12 months ($000):

Future Years	Operating Leases	Finance Leases	Total
Year 1	$77,516	$2,847	$80,363
Year 2	69,533	2,925	72,458
Year 3	60,689	3,006	63,695
Year 4	51,357	3,088	54,445
Year 5	40,652	3,173	43,825
Thereafter	74,763	1,521	76,284
Total minimum lease payments	374,510	16,560	391,070
Less: amounts representing interest	58,300	2,327	60,627
Present value of total lease liabilities	$316,210	$14,233	$330,443

Note 10.        Other Accrued Liabilities
The components of other accrued liabilities were as follows ($000):

June 30,	2026	2025
Contract liabilities	$48,098	$62,967
Warranty reserve	27,454	32,754
Current liabilities held-for-sale	11,006	57,394
Other accrued liabilities	261,432	182,449
	$347,990	$335,564
Note 11.     Employee Benefit Plans

Eligible employees of the Company participate in an employee retirement plan. Under the Coherent Corp 401(k) Profit Sharing Plan (“Plan”), we match employee contributions to the plan equal to an amount of 50% of employee contributions up to a maximum of 8% of the employee’s individual earnings subject to IRS limitations. Employees become eligible for participation and Company matching contributions on their first day of employment. The Company’s matching contributions (net of forfeitures) during fiscal 2026, 2025 and 2024 were $14 million, $15 million, and $18 million, respectively. In addition, the Plan has a profit sharing retirement plan contribution for eligible U.S. employees of the Company. These contributions are made at the discretion of the Company’s Board of Directors and were zero for the year ended June 30, 2026 , $1 million in 2025, and $2 million in 2024.
Switzerland Defined Benefit Plan
The Company maintains a pension plan covering employees of our Swiss subsidiary (the “Swiss Plan”). Employer and employee contributions are made to the Swiss Plan based on various percentages of salary and wages that vary according to employee age and other factors. Employer contributions to the Swiss Plan were $6 million and $5 million for the years ended June 30, 2026 and 2025, respectively. Net periodic pension cost is not material for any year presented.
The underfunded pension liability was $22 million and $25 million as of June 30, 2026 and 2025, respectively. The pension adjustment amount recognized in accumulated other comprehensive income (loss) was a $1 million increase and $7 million decrease for the fiscal years ended June 30, 2026 and 2025, respectively. The accumulated benefit obligation was $144 million as of June 30, 2026, compared to $141 million as of June 30, 2025.
Other Defined Benefit Plans
As a result of the Coherent, Inc. acquisition on July 1, 2022, we assumed all assets and liabilities of defined benefit plans in the U.S., Germany, South Korea, Japan, Spain, and Italy (“other plans”). As is the customary practice with European and Asian companies, the plans are unfunded, with the exception of the Spanish plan which is partially funded. The U.S. qualified plan is also partially funded. Any new employees hired after January 1, 2007, are not eligible for the U.S. qualified and nonqualified plans. Effective August 31, 2018, both of the U.S. plans were amended to freeze all future compensation benefit accruals. Any new employees hired after 2000 are not eligible for the primary German pension plan. For one of the German plans and the U.S. qualified plan, unrealized gains and losses are recognized as a component of other comprehensive income (loss) within shareholders’ equity. For the other plans, we have elected to recognize all actuarial gains and losses on these plans immediately, as incurred.
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
For the other plans, employer contributions were $3 million in both the years ended June 30, 2026 and June 30, 2025, and net periodic pension cost was not material in either year. The underfunded pension liability was $27 million and $37 million as of June 30, 2026 and June 30, 2025, respectively. The pension adjustment amount recognized in accumulated other comprehensive income (loss) was a $1 million increase for both the fiscal years ended June 30, 2026 and June 30, 2025, respectively. The accumulated benefit obligation was $37 million and $47 million as of June 30, 2026 and June 30, 2025, respectively.

Estimated future benefit payments under all plans are estimated to be as follows ($000):

Year Ended June 30,
2027	$11,400
2028	10,500
2029	11,300
2030	12,900
2031	13,700
Next five years	66,600
Note 12.     Restructuring Plans
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
In the year ended June 30, 2026, these activities resulted in net charges of $1 million, primarily for site move costs partially offset by adjustments to employee termination costs. In the year ended June 30, 2025, these activities resulted in $53 million of net charges primarily for impairment losses associated with the sale of our Newton Aycliffe business, impairment of ROU assets, employee termination costs, site move costs and accelerated depreciation. In fiscal 2024, these activities resulted in $27 million of charges primarily for acceleration of depreciation, write-off of property and equipment, and site move costs.
Activity and accrual balances for the 2023 Plan were as follows ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2024	$51,061	$—	$—	$51,061
Restructuring charges	6,123	24,010	22,864	52,997
Payments	(12,954)	—	—	(12,954)
Asset write-offs and other	—	(24,010)	(22,864)	(46,874)
Balance - June 30, 2025	44,230	—	—	44,230
Restructuring charges (recoveries)	(11,349)	250	11,992	893
Payments	(5,336)	—	—	(5,336)
Asset write-offs and other	1,035	(250)	(11,992)	(11,207)
Balance - June 30, 2026	$28,580	$—	$—	$28,580

At June 30, 2026, $7 million and $22 million of accrued severance related costs were included in other accrued liabilities and other liabilities on our Consolidated Balance Sheet, respectively, and are expected to result in cash expenditures through fiscal 2028. The current and prior year severance related net charges are primarily comprised of accruals and adjustments for severance and pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712.
For the year ended June 30, 2026 restructuring costs were not material in any segment. For the year ended June 30, 2025, restructuring costs were primarily incurred in the Datacenter & Communications segment. Restructuring charges (recoveries) are recorded in Restructuring charges in our Consolidated Statements of Earnings (Loss).
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
In the year ended June 30, 2026, these activities resulted in $62 million of net charges primarily related to write-off of property and equipment, employee termination and site closure costs. In the year ended June 30, 2025, these activities resulted in $107 million of net charges primarily for the write-off of property and equipment and ROU assets, employee and contract termination costs. We expect the restructuring actions to be substantially completed by the end of fiscal 2026. However, the actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Activity and accrual balances for the 2025 Plan were as follows ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2024	$—	$—	$—	$—
Restructuring charges	23,983	59,068	24,033	107,084
Payments	(7,261)	(48,574)	(4,136)	(59,971)
Asset write-offs and other	—	—	—	—
Balance - June 30, 2025	16,722	10,494	19,897	47,113
Restructuring charges	27,583	26,068	8,846	62,497
Payments	(20,652)	—	—	(20,652)
Asset write-offs and other	(1,122)	(26,788)	(16,512)	(44,422)
Balance - June 30, 2026	$22,531	$9,774	$12,231	$44,536
At June 30, 2026, $23 million of accrued severance related costs were included in other accrued liabilities and are expected to result in cash expenditures primarily through fiscal 2027. The current year severance related net charges are primarily comprised of accruals for severance and pay for employees being terminated due to the consolidation of certain manufacturing and distribution sites as well as workforce reductions, with severance recorded in accordance with ASC 712. At June 30, 2026, total liabilities for asset write-offs and other contract costs of $10 million and $12 million were included in other accrued liabilities and other liabilities, respectively, on our Consolidated Balance Sheet.
For the year ended June 30, 2026, restructuring charges were incurred primarily in the Industrial and Corporate segments. For the year ended June 30, 2025, restructuring charges were primarily incurred in the Industrial and Datacenter & Communications segments. Restructuring charges and recoveries are recorded in Restructuring charges in our Consolidated Statements of Earnings (Loss).
Note 13.        Commitments and Contingencies
We have purchase commitments for materials and supplies as part of the ordinary conduct of business. A portion of the commitments are long-term and are based on minimum purchase requirements. Certain short-term raw material purchase commitments have a variable price component which is based on market pricing at the time of purchase. Due to the proprietary nature of some of our materials and processes, certain contracts may contain liquidated damage provisions for early termination. Based upon historical experience and current expectations, we do not believe that a significant amount of liquidated damages are reasonably likely to be incurred under these commitments. As of June 30, 2026, total future purchase commitments were $3.4 billion in fiscal 2027 and $8.4 billion thereafter.
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
Note 14.    Equity and Redeemable Preferred Stock
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
Preferred stock
As of June 30, 2026, the Company’s amended and restated articles of incorporation authorize the Board of Directors, without shareholder approvals, to issue up to 5 million shares of preferred stock. As of that date, 2.3 million shares of mandatory convertible preferred shares had been previously issued and subsequently converted into shares of the Company’s Common Stock. During the quarter ended December 31, 2025, 75,000 shares and 140,000 shares of previously issued Series B-1 (“Series B-1 Preferred Stock”) and B-2 convertible preferred stock (“Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), no par value per share, respectively, were converted into an aggregate of 30.1 million shares of Common Stock. The majority of the Series B-1 and B-2 convertible preferred stock was converted by the holder and the remainder was converted by the Company. No Series B Preferred Stock was outstanding at June 30, 2026. As a result of the conversion, $2.5 billion was reclassified from Mezzanine Equity to Common Stock during the year ended June 30, 2026.
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
Preferred stock dividends are presented as a reduction to Retained earnings on the Consolidated Balance Sheets. The Company entered into an agreement with the holder of the Series B Preferred Stock to waive dividends effective November 20, 2025. Due to the conversion of the Series B Preferred Stock to Common Stock in the quarter ended December 31, 2025, no dividends were declared or paid for the quarters ended December 31, 2025, March 31, 2026 or June 30, 2026.
The following table presents dividends per share and dividends recognized:

	Year Ended June 30, 2026	Year Ended June 30, 2025
Dividends per share to preferred shareholders	$163	$604
Preferred stock dividends ($000)	31,751	123,688
Preferred stock deemed dividends ($000)	3,351	6,238
Note 15.    Noncontrolling Interests
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
The following table presents the activity in noncontrolling interests in Silicon Carbide ($000):

Year Ended June 30,	2026	2025
Balance-beginning of period	$353,508	$371,392
Share of foreign currency translation adjustments	(689)	1,423
Net loss	(18,114)	(19,307)
Balance-end of period	$334,705	$353,508

Note 16.    Accumulated Other Comprehensive Income (Loss)
The changes in AOCI by component, net of tax, for the years ended June 30, 2026, 2025, and 2024 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Instruments	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income
AOCI - June 30, 2023	$53,355	$56,112	$259	$109,726
Other comprehensive income (loss) before reclassifications	(82,318)	24,948	(6,708)	(64,077)
Amounts reclassified from AOCI	—	(45,144)	(735)	(45,880)
Net current-period other comprehensive income (loss)	(82,318)	(20,196)	(7,443)	(109,957)
Reclass related to noncontrolling interests	2,871	—	—	2,871
AOCI - June 30, 2024	(26,092)	35,916	(7,184)	2,640
Other comprehensive income (loss) before reclassifications	409,069	499	(6,064)	403,505
Amounts reclassified from AOCI	—	(32,397)	(287)	(32,685)
Net current-period other comprehensive income (loss)	409,069	(31,898)	(6,351)	370,820
AOCI - Reclass related to noncontrolling interests	(1,423)	—	—	(1,423)
AOCI - June 30, 2025	381,554	4,018	(13,535)	372,037
Other comprehensive income (loss) before reclassifications	(159,065)	6,048	1,865	(151,152)
Amounts reclassified from AOCI	—	(17,462)	—	(17,462)
Net current-period other comprehensive income (loss)	(159,065)	(11,414)	1,865	(168,614)
AOCI - Reclass related to noncontrolling interests	689	—	—	689
AOCI - June 30, 2026	$223,178	$(7,396)	$(11,670)	$204,112
Note 17.    Share-Based Compensation
The Company grants equity awards pursuant to the Coherent Corp. Omnibus Incentive Plan (as amended and restated, the “Plan”). The Plan was originally approved by the Company's shareholders at the Annual Meeting in November 2018, and was subsequently amended, restated and approved by the Company’s shareholders at the Annual Meetings held in November 2020, November 2023 and November 2024. The Plan provides for the grant of stock options, stock appreciation rights, restricted shares, restricted share units, deferred shares, performance shares and performance units to employees (including officers), consultants and directors of the Company. The maximum number of shares of Coherent Common Stock authorized for issuance under the Plan is limited to 16,615,000 shares of Coherent Common Stock, not including any remaining shares forfeited under the predecessor plans that may be rolled into the Plan. Certain awards under the Plan have certain vesting provisions predicated upon the death, retirement or disability of the grantee.
As of June 30, 2026, there were approximately 6.5 million shares available to be issued under the Plan, including forfeited shares from predecessor plans.
Certain outstanding awards were granted in fiscal 2024 and fiscal 2025 as employment inducement awards outside the Company’s shareholder-approved equity plans.
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
Share-based compensation expense for the fiscal years ended June 30, 2026, 2025 and 2024 is as follows ($000):

Year Ended June 30,	2026	2025	2024
Stock Options and Cash-Based Stock Appreciation Rights	$7,336	$334	$1,149
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	97,934	93,223	92,634
Performance Share Awards and Cash-Based Performance Share Unit Awards	77,391	57,767	21,912
Employee Stock Purchase Plan	11,143	9,648	11,200
	$193,804	$160,972	$126,895
Stock Options and Cash-Based Stock Appreciation Rights
We utilize the Black-Scholes valuation model for estimating the fair value of stock options and cash-based stock appreciation rights. During the fiscal years ended June 30, 2026, 2025 and 2024, no stock options were issued.
Stock option and cash-based stock appreciation rights activity during the fiscal year ended June 30, 2026 was as follows:

	Stock Options		Cash-Based Stock Appreciation Rights
	Number of Shares	Weighted Average Exercise Price	Number of Rights	Weighted Average Exercise Price
Outstanding - June 30, 2025	897,096	$35.43	25,133	$36.93
Exercised	(518,994)	$32.82	(8,695)	$38.52
Forfeited and Expired	(1,566)	$17.84	—	$—
Outstanding - June 30, 2026	376,536	$39.10	16,438	$36.08
Exercisable - June 30, 2026	376,536	$39.10	16,438	$36.08
As of June 30, 2026, 2025 and 2024, the aggregate intrinsic value of stock options and cash-based stock appreciation rights outstanding and exercisable was $140 million, $50 million and $61 million, respectively. Aggregate intrinsic value represents the total pretax intrinsic value (the difference between our closing stock price on the last trading day of the year ended June 30, and the option’s exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2026. This amount varies based on the fair market value of the Company’s stock. The total intrinsic value of stock options and cash-based stock appreciation rights exercised during the fiscal years ended June 30, 2026, 2025, and 2024 was $75 million, $36 million, and $25 million, respectively. As of June 30, 2026, there was no unrecognized compensation cost related to non-vested stock options and cash-based stock appreciation rights.
Outstanding and exercisable stock options at June 30, 2026 were as follows:

	Stock Options and Cash-Based Stock Appreciation Rights Outstanding			Stock Options and Cash-Based Stock Appreciation Rights Exercisable
	Number of	Weighted Average Remaining	Weighted Average	Number of	Weighted Average Remaining	Weighted Average
Range of	Shares or	Contractual Term	Exercise	Shares or	Contractual Term	Exercise
Exercise Prices	Rights	(Years)	Price	Rights	(Years)	Price
$18.07 - $24.34	15,035	0.14	$21.67	15,035	0.14	$21.67
$24.35 - $35.38	64,381	1.66	$34.22	64,381	1.66	$34.22
$35.39 - $36.89	203,679	3.36	$36.33	203,679	3.36	$36.33
$36.90 - $49.90	109,879	2.08	$49.03	109,879	2.08	$49.03
	392,974	2.60	$38.97	392,974	2.60	$38.97
Restricted Share Awards, Restricted Share Units, and Cash-Based Restricted Share Units
Restricted share awards, restricted share units, and cash-based restricted share units compensation expense was calculated based on the number of shares or units expected to be earned by the grantee multiplied by the stock price at the date of grant (for restricted share awards and restricted share units) or the stock price at the period end date (for cash-based restricted share units), and is being recognized over the vesting period. Generally, for awards issued through fiscal 2025, the restricted share awards, restricted share units, and cash-based restricted share units have a three-year tranche vesting provision. Restricted share units granted during fiscal 2026 generally vest over three years, with one-third of the award vesting on the first anniversary of the grant date and the remaining two-thirds vesting in equal quarterly installments over the subsequent two years. There were no restricted share awards issued in the fiscal years ended June 30, 2026, 2025 and 2024, and all previous restricted share awards have been amortized in full.

Restricted share unit and cash-based restricted share unit activity during the fiscal year ended June 30, 2026, was as follows:

	Restricted Share Units		Cash-Based Restricted Share Units
	Number of Units	Weighted Average Grant Date Fair Value	Number of Units	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2025	3,185,952	$61.13	9,699	$59.49
Granted	1,213,655	$114.31	3,870	$95.20
Vested	(1,698,871)	$101.99	(4,723)	$55.54
Forfeited	(294,022)	$110.98	—	$—
Nonvested - June 30, 2026	2,406,714	$89.99	8,846	$77.22
As of June 30, 2026, total unrecognized compensation cost related to non-vested, restricted share units and cash-based restricted share units was $140 million. This cost is expected to be recognized over a weighted-average period of approximately 2 years. The restricted share unit compensation expense was calculated based on the number of shares expected to be earned, multiplied by the stock price at the date of grant, and is being recognized over the vesting period. The cash-based restricted share unit compensation expense was calculated based on the number of units expected to be earned, multiplied by the stock price at the period-end date, and is being recognized over the vesting period. The total fair value of the restricted share units and cash-based restricted share units granted during the years ended June 30, 2026, 2025 and 2024, was $139 million, $127 million and $110 million, respectively. The total fair value of restricted share awards, restricted share units and cash-based restricted share units vested was $235 million, $185 million and $74 million during the years ended June 30, 2026, 2025 and 2024, respectively.
Performance Share Units
The Compensation Committee of the Board of Directors of the Company has granted certain executive officers and employees performance share units under the Plan. As of June 30, 2026, we had outstanding grants covering performance periods ranging from 12 to 36 months. These grants are intended to provide continuing emphasis on specified financial performance goals that the Company considers important contributors to the creation of long-term shareholder value. These grants are payable only if the Company achieves specified levels of financial performance during the performance periods.
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
Performance share unit activity relating to the Plan during the year ended June 30, 2026, was as follows:

	Performance Share Units
	Number of Units	Weighted Average Grant Date Fair Value
Nonvested - June 30, 2025	2,138,134	$92.11
Granted	624,116	$148.94
Vested	(315,066)	$58.08
Forfeited	(72,581)	$88.17
Performance Adjustments	23,282	58.08
Nonvested - June 30, 2026	2,397,885	$110.06
As of June 30, 2026, total unrecognized compensation cost related to non-vested performance share units was $127 million. This cost is expected to be recognized over a weighted-average period of approximately 1.27 years. The total fair value of the performance share units granted during the fiscal years ended June 30, 2026, 2025 and 2024 was $88 million, $88 million and $113 million, respectively. The total fair value of performance share units and cash-based performance share units vested during the fiscal years ended June 30, 2026, 2025 and 2024 was $11 million, $17 million and $14 million, respectively.

Note 18.        Income Taxes
The components of earnings (loss) before income taxes by jurisdiction were as follows ($000):

Year Ended June 30,	2026	2025	2024
U.S. loss	$(84,745)	$(445,586)	$(540,048)
Non-U.S. income	932,478	539,767	392,401
Earnings (loss) before income taxes	$847,733	$94,181	$(147,647)
The components of the income tax expense (benefit) were as follows ($000):

Year Ended June 30,	2026	2025	2024
Current:
Federal	$3,366	$3,010	$10,119
State	4,903	1,733	181
Foreign	251,313	154,815	103,640
Total Current	259,582	159,558	113,940
Deferred:
Federal	(54,967)	(50,454)	(68,955)
State	(1,633)	(7,217)	(186)
Foreign	(142,133)	(37,763)	(33,682)
Total Deferred	(198,733)	(95,434)	(102,823)
Total Income Tax Expense	$60,849	$64,124	$11,117

Principal items comprising deferred tax assets and liabilities were as follows ($000):

June 30,	2026	2025
Deferred income tax assets
Inventory capitalization	$74,414	$74,886
Non-deductible accruals	16,761	18,222
Accrued employee benefits	36,183	36,331
Net-operating loss and credit carryforwards	214,632	256,794
Share-based compensation expense	18,860	15,852
Other	9,225	9,564
R&D capitalization	215,663	168,998
Deferred revenue	12,194	15,376
ROU asset	64,962	37,785
Book over tax accumulated depreciation	6,321	—
Valuation allowances	(193,924)	(163,678)
Total deferred income tax assets	475,291	470,130
Deferred income tax liabilities
Tax over book accumulated depreciation	—	(14,038)
Intangible assets	(725,095)	(863,484)
Interest rate cap	(659)	(4,000)
Tax on unremitted earnings	(36,973)	(63,383)
Outside basis differences	(107,470)	(142,781)
ROU liability	(54,067)	(31,239)
Other	(22,203)	(9,515)
Total deferred income tax liabilities	(946,467)	(1,128,440)
Net deferred income taxes	$(471,176)	$(658,310)
The reconciliation of income tax expense at the statutory U.S. federal rate to the reported income tax expense (benefit) in accordance with the guidance in ASU 2023-09 is as follows ($000):

Year Ended June 30,	2026	%
US Federal Statutory Tax Rate	$178,024	21
State and local income taxes, net of federal income tax effect (1)	1,694	—
Foreign tax effects
China:
Research and development tax credit	(13,245)	(2)
Tax on foreign unremitted earnings	(19,373)	(2)
Withholding taxes	11,206	1
Other	(1,996)	—
Germany:
State and local income taxes	(11,029)	(1)
Loss on sale of shares	(16,142)	(2)
Enacted changes in tax laws or rates	(47,451)	(6)
Other	4,312	1
Hong Kong:
Gain on sale of shares	(11,242)	(1)
Other	(526)	—
Korea, Republic of (South):
Withholding taxes	9,561	1
Other	(5,082)	(1)
Switzerland:
Statutory tax rate difference between Switzerland and United States	(13,938)	(2)
State and local income taxes	9,652	1
Qualified domestic minimum top-up tax	8,939	1
Other	4,039	1
Other foreign jurisdictions	11,186	1
Effect of cross-border tax laws:
Global intangible low-taxed income	16,837	2
Other	1,717	—
Tax credits
Research and development tax credits	(16,326)	(2)
Changes in valuation allowances	37,883	5
Nontaxable or nondeductible items
Share-based payment awards	(18,949)	(2)
Other	8,244	1
Changes in unrecognized tax benefits	(62,799)	(7)
Other	(4,347)	(1)
	$60,849	7
(1) State taxes in California, Kentucky, and Indiana made up the majority (greater than 50 percent) of the tax effect in this category.

The reconciliation of income tax expense at the statutory U.S. federal rate to the reported income tax expense (benefit) in accordance with the guidance prior to the adoption of ASU 2023-09 is as follows ($000):

Year Ended June 30,	2025	%	2024	%
Taxes at statutory rate	$19,778	21	$(31,006)	21
Increase (decrease) in taxes resulting from:
State income taxes-net of federal benefit	(4,265)	(5)	(22)	—
Taxes on non U.S. earnings	3,632	4	16,601	(11)
Valuation allowance	20,295	22	43,866	(30)
U.S. branch income	(1,216)	(1)	3,226	(2)
Noncontrolling interest	4,284	4	1,002	(1)
Research and manufacturing incentive deductions and credits	(26,396)	(28)	(41,387)	28
Stock compensation	2,153	2	13,294	(9)
GILTI and FDII	13,631	15	(629)	—
Uncertain tax positions	6,814	7	3,301	(2)
Notional interest	(10,174)	(11)	(2,521)	2
Assets held-for-sale	36,895	39	—	—
Other	(1,307)	(1)	5,392	(4)
	$64,124	68	$11,117	(8)

The net income taxes paid (net of refunds received) by jurisdiction is as follows ($000):

June 30,	2026
Federal	$14,882
State	3,274
Foreign
China	66,107
Germany	28,368
Switzerland	24,894
Sweden	15,977
Korea, Republic of (South)	13,656
Malaysia	11,314
Other	29,657
$208,129
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. OBBBA includes provisions affecting various aspects of domestic and international taxation applicable to U.S. multinational corporations. The Company has evaluated the provisions effective for fiscal year 2026 and reflected the applicable impacts in its fiscal 2026 income tax provision. Certain provisions of OBBBA become effective in future years and the Company will continue to assess the impact of the legislation on future reporting periods.
The Company is partially permanently reinvested and will repatriate earnings for all non-U.S. subsidiaries with cash in excess of working capital needs. Such distributions could potentially be subject to U.S. state tax in certain states and foreign withholding taxes. Foreign currency gains (losses) related to the translation of previously taxed earnings from functional currency to U.S. dollars could also be subject to U.S. tax when distributed. The Company has estimated the associated withholding tax to be $37 million.
Additionally, the Company made a final accounting policy election to treat taxes due from future inclusions in U.S. taxable income related to global intangible low tax income (“GILTI”) as a current period expense when incurred.
During the fiscal years ended June 30, 2026, 2025, and 2024, cash paid by the Company for income taxes was $208 million, $167 million, and $97 million, respectively.

Our foreign subsidiaries in various tax jurisdictions operate under tax holiday arrangements. The impact of the tax holidays on our effective rate is a reduction in the rate of 0.9%, 11.6% and 5.6% for the fiscal years ended June 30, 2026, 2025 and 2024, respectively, and the impact of the tax holidays on diluted earnings per share is $0.04, $0.06, and $0.05 for the fiscal years ended June 30, 2026, 2025, and 2024, respectively. The tax holiday related to Coherent Malaysia Sdn. Bhd. expired for certain business lines during the fiscal year ended June 30, 2026, and will expire for other business lines on July 31, 2028. The tax holiday related to certain business lines of II-VI Laser Enterprise Philippines, Inc. expired during the fiscal year ended June 30, 2026, while the tax holiday for other business lines will expire in December 2027. The 100% tax holiday related to Silicon Carbide Vietnam Limited Liability Company expired during the fiscal year ended June 30, 2026; however, a 50% tax holiday remains in effect through June 30, 2030. Similarly, the tax holiday related to certain business lines of Coherent Vietnam (Dong Nai) Company Limited expired during the fiscal year ended June 30, 2026; however, a 50% tax holiday remains in effect through June 30, 2030. In addition, the tax holiday related to certain business lines of Coherent Singapore Pte. Ltd. expired during the fiscal year ended June 30, 2026.
The Company has the following gross operating loss carryforwards and tax credit carryforwards as of June 30, 2026 ($000):

Type	Amount	Expiration Date
Tax credit carryforwards:
Federal research and development credits	$102,973	June 2037-June 2045
Foreign tax credits	13,224	June 2030-June 2036
State tax credits	13,354	June 2026-June 2040
State tax credits (indefinite)	82,435	Indefinite
Operating loss carryforwards:
Loss carryforwards - federal	$26,712	June 2027-June 2036
Loss carryforwards - federal (indefinite)	1,539	Indefinite
Loss carryforwards - state	350,496	June 2027-June 2046
Loss carryforwards - state (indefinite)	72,869	Indefinite
Loss carryforwards - foreign	15,715	June 2027-June 2041
Loss carryforwards - foreign (indefinite)	32,883	Indefinite
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
Changes in the liability for unrecognized tax benefits for the fiscal years ended June 30, 2026, 2025 and 2024 were as follows ($000):

Year Ended June 30,	2026	2025	2024
Beginning balance	$124,008	$116,697	$115,180
Increases in current year tax positions	6,800	9,660	5,168
Settlements	—	—	(2,970)
Expiration of statute of limitations	(67,049)	(2,349)	(681)
Ending balance	$63,759	$124,008	$116,697
The Company classifies all estimated and actual interest and penalties as income tax expense. During fiscal years 2026, 2025 and 2024, there was $(4.1) million, $2.0 million and $2.3 million of interest and penalties expense (benefit) within income tax expense, respectively. The Company had $5 million, $9 million and $7 million of interest and penalties accrued at June 30, 2026, 2025 and 2024, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. The majority of the liability can be offset by credit carryforwards and would not impact cash taxes. Including tax positions for which the Company determined that the tax position would not meet the more likely than not recognition threshold upon examination by the tax authorities based upon the technical merits of the position, the total estimated unrecognized tax benefit that, if recognized, would affect our effective tax rate, was approximately $8 million, $20 million and $19 million at June 30, 2026, 2025 and 2024, respectively. For the years ended June 30, 2026, June 30, 2025, and June 30, 2024, due to the U.S. valuation allowance, a large portion of our unrecognized tax benefit will no longer impact the tax rate if recognized. The Company expects a decrease of $3 million of unrecognized tax benefits during the next 12 months due to the expiration of statutes of limitation.

Fiscal years 2023 to 2026 remain open to examination by the Internal Revenue Service, fiscal years 2022 to 2026 remain open to examination by certain state jurisdictions, and fiscal years 2012 to 2026 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination by the Internal Revenue Service for the fiscal year ended June 30, 2024; New York City for the years ended June 30, 2023 through June 30, 2024; New York for the years ended June 30, 2023 through June 30, 2024; Massachusetts for the year ended June 30, 2023; for certain subsidiary companies in Vietnam for the years ended June 30, 2017 through June 30, 2020; Singapore for the year ended June 30, 2023; United Kingdom for the years ended June 30, 2022 through June 30, 2023; and Germany for the years ended September 30, 2012 through June 30, 2021. The Company believes its income tax reserves for these tax matters are adequate.
Note 19.    Earnings Per Share
Basic earnings (loss) per common share is computed by dividing net earnings available to the common shareholders by the weighted-average number of shares of common stock outstanding during the period.
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
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the year ended June 30, 2026, diluted shares outstanding include the dilutive effect of the potential shares of Coherent Common Stock issuable from performance and restricted shares and the potentially dilutive effect of the shares of Coherent Common Stock issuable upon conversion of the Series B Convertible Preferred Stock, calculated using the If-Converted method through their respective conversion dates, as the effect was dilutive. For the years ended June 30, 2025 and June 30, 2024, as the Company was in a net loss position, there were no dilutive shares.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings (loss) per share computations for the periods presented ($000, except per share):

Year Ended June 30,	2026	2025	2024
Numerator
Net earnings (loss) attributable to Coherent Corp.	$804,998	$49,364	$(156,154)
Deduct Series B dividends and deemed dividends	(35,102)	(129,926)	(123,357)
Basic earnings (loss) available to common shareholders	$769,896	$(80,562)	$(279,511)

Effect of dilutive securities:
Add back Series B preferred stock dividends	$31,751	$—	$—
Add back Series B deemed dividends	3,351	—	—
Diluted earnings (loss) available to common shareholders	$804,998	$(80,562)	$(279,511)

Denominator
Weighted average shares	177,269	154,755	151,642
Effect of dilutive securities:
Common stock equivalents	5,699	—	—
Series B Convertible Preferred Stock	12,419	—	—
Diluted weighted average common shares	195,387	154,755	151,642

Basic earnings (loss) per common share	$4.34	$(0.52)	$(1.84)

Diluted earnings (loss) per common share	$4.12	$(0.52)	$(1.84)

The following table presents potential shares of common stock excluded from the calculation of diluted net earnings (loss) per share, as their effect would have been anti-dilutive (000):

Year Ended June 30,	2026	2025	2024
Series B Convertible Preferred Stock	—	29,103	27,691
Common stock equivalents	—	4,548	2,940
Total anti-dilutive shares	—	33,651	30,631
Note 20.    Segment and Geographic Reporting
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
The Datacenter & Communications segment has locations in the United States, Australia, China, Germany, Malaysia, South Korea, Sweden, Switzerland, Thailand, the Philippines and Vietnam. This segment sells primarily into the datacenter and communications market, including transceivers, co-packaged optics, optical circuit switches, systems, subsystems, modules, components, optics, and semiconductor devices.
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
Our CODM, who has been identified as our Chief Executive Officer, receives and reviews financial information based on the operating segments that are aggregated into the two reportable segments. Our CODM evaluates each segment’s performance and allocates resources based on segment revenue and segment profit, as our CODM believes segment profit is a more comprehensive profitability measure for each operating segment. Our CODM is regularly provided with segment revenue and segment profit information to assess performance of each segment. Segment profit includes operating expenses directly managed by operating segments, including research and development, direct sales, marketing and administrative expenses. Segment profit does not include share-based compensation, acquisition or integration related costs, amortization and impairment of acquisition-related intangible assets, restructuring charges, impairment charges on assets held-for-sale, gain on sale of businesses and certain other charges or gains. Additionally, we do not allocate Corporate strategic research and development, strategic marketing and sales expenses and shared general and administrative expenses, as these expenses are not directly attributable to our operating segments. The segments are managed separately due to the unique products and markets that each serves. The Company derives its reportable segment results based on how financial information is reported and aggregated within its management reporting system. The CODM uses segment profit as a key metric in the forecasting process and in making decisions related to capital allocation and resource deployment across segments. The accounting policies are consistent across each segment. Assets by segment are not a measure used to assess the performance of the company by the CODM and thus are not reported in our disclosures.
The following table summarizes selected financial information of our operations by segment and reconciles segment profit to consolidated earnings (loss) before income taxes for the periods presented ($000):

	Year Ended June 30,
	2026	2025	2024
Segment revenue
Datacenter & Communications	$5,274,629	$3,755,164	$2,631,369
Industrial	1,843,552	2,054,951	2,076,319
Total segment revenue	7,118,181	5,810,115	4,707,688

Intersegment revenue
Datacenter & Communications	40,735	38,584	36,504
Industrial	99,643	77,108	55,098
Elimination of intersegment revenue	(140,378)	(115,692)	(91,602)
Total intersegment revenue	—	—	—

Segment cost of goods sold and operating expenses (1)
Datacenter & Communications	3,985,646	2,889,961	2,167,905
Industrial	1,520,422	1,724,569	1,833,711
Total segment cost of goods sold and operating expenses	5,506,068	4,614,530	4,001,616

Segment profit
Datacenter & Communications	1,329,719	903,787	499,968
Industrial	422,773	407,490	297,706
Total segment profit	1,752,492	1,311,277	797,674

Unallocated Corporate expenses
Corporate and centralized function costs (2)	(296,748)	(274,333)	(179,624)
Share-based compensation	(193,804)	(160,972)	(126,895)
Restructuring costs (3)	(63,390)	(160,081)	(27,054)
Impairment of assets held-for-sale	(64,404)	(84,988)	—
Integration, site consolidation and other costs (4)	(80,084)	(38,237)	(79,820)
Amortization of intangibles	(280,334)	(302,788)	(288,160)
Interest expense	(190,267)	(243,251)	(288,475)
Gain on sale of business	124,133	—	—
Other income, net	140,139	47,554	44,707
Earnings (loss) before income taxes	$847,733	$94,181	$(147,647)
(1)The significant expense category amount aligns with the segment-level information that is regularly provided to the CODM. Segment cost of goods sold and operating expenses primarily include manufacturing costs, labor and research and development costs, and exclude expenses and credits that are included in the Unallocated corporate expenses category.
(2)We do not allocate corporate and centralized function costs that are not directly attributable to our operating segments.
(3)See Note 12. Restructuring Plans for further information.
(4)Integration, site consolidation and other costs are $80 million and $38 million in the years ended June 30, 2026 and June 30, 2025, respectively, and primarily consist of consulting and legal costs related to initiatives to integrate recent acquisitions into common technology systems, to divest businesses and simplify legal entity structure. Integration and site consolidation costs in the year ended June 30, 2024 primarily include consulting costs related to initiatives to integrate recent acquisitions into common technology systems and simplify legal entity structure, and employee severance and retention and other costs related to sites being shut down as part of our 2023 Restructuring Plan or Synergy and Site Consolidation Plan.
The following tables summarizes depreciation and amortization by segment ($000):

	Year Ended June 30,
Depreciation and amortization	2026	2025	2024
Datacenter & Communications	$212,560	$209,293	$213,693
Industrial	304,960	339,377	340,601
Corporate and shared services	4,375	4,928	5,467
Total depreciation and amortization	$521,895	$553,598	$559,761
Geographic information for revenues, by location of the customer’s headquarters, were as follows ($000):

	Revenues
Year Ended June 30,	2026	2025	2024
North America	$4,633,696	$3,564,846	$2,622,569
Europe	814,176	698,800	714,282
China	813,377	680,110	621,918
Japan	390,373	390,610	340,863
Rest of World	466,559	475,749	408,056
Total	$7,118,181	$5,810,115	$4,707,688

Major Customers
One major customer accounted for 20%, 10%, and 10% of consolidated revenue during fiscal 2026, 2025 and 2024, respectively. A second major customer accounted for 12% of consolidated revenue during fiscal 2026. A third major customer accounted for 12% of consolidated revenue during fiscal 2025. Revenue from these customers was primarily attributable to our Datacenter & Communications segment.
Geographic information for long-lived assets by country, which include property, plant and equipment, net of related depreciation, and certain other long-term assets, were as follows ($000):

	Long-Lived Assets
June 30,	2026	2025
United States	$1,394,823	$1,092,389
Non-United States
China	968,796	402,960
Malaysia	473,786	196,543
Germany	189,819	189,281
Vietnam	119,145	65,565
Sweden	98,517	51,032
Switzerland	68,031	49,602
Philippines	35,754	25,406
United Kingdom	19,479	20,594
Korea	13,704	16,037
Australia	14,516	9,014
Taiwan	4,266	6,063
Other	31,680	23,044
Total Non-United States	2,037,493	1,055,141
	$3,432,316	$2,147,530

Note 21.    Fair Value of Financial Instruments
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
On February 23, 2022, we entered into an interest rate cap (the “Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the current reference rate (LIBOR) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 8. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we began to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. The fair value of the interest rate cap of $3 million and $17 million is recognized in the Consolidated Balance Sheet within Prepaid and other current assets as of June 30, 2026 and June 30, 2025. Cash flows from hedging activities are reported in the Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.
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
We estimated the fair value of the Senior Notes and the Term Facilities (“Debt Facilities”) based on quoted market prices as of the last trading day prior to June 30, 2026; however, the Debt Facilities have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Debt Facilities could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying values of the Debt Facilities are net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s Debt Facilities.
The fair value and carrying value of the Debt Facilities were as follows ($000):

	June 30, 2026		June 30, 2025
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$974,437	$986,057	$973,190	$985,034
Term A Facility	1,142,051	1,134,859	632,960	616,234
Term B Facility	1,082,030	1,058,772	2,108,938	2,065,880
Our borrowings, including our lease obligations and the Debt Facilities, are considered Level 2 among the fair value hierarchy.
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those investments. At June 30, 2026, time deposits of $825 million, with maturities of one year or less, are recorded in Short-term investments on the Consolidated Balance Sheet are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those investments.

At June 30, 2026, total restricted cash was $606 million, which includes $604 million held by Silicon Carbide LLC and restricted for use only by that subsidiary, and $2 million of cash restricted for other purposes in other entities. At June 30, 2025, total restricted cash was $724 million, which includes $720 million of cash held by Silicon Carbide LLC and restricted for use only by that subsidiary, and $4 million of cash restricted for other purposes in other entities. The restricted cash is invested in money market accounts and time deposits, with maturities of one year or less, that are held-to-maturity, are considered Level 1 among the fair value hierarchy and approximate fair value. Restricted cash that is expected to be spent and released from restriction after 12 months is classified as non-current on the Consolidated Balance Sheets.
We, from time to time, purchase foreign currency forward exchange contracts that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At June 30, 2026, we had one foreign currency forward contract recorded at fair value. The fair values of these instruments, when outstanding, are measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized losses related to this contract for the year ended June 30, 2026 were $2 million, realized gains related to these contracts for the year ended June 30, 2025 were $16 million, and realized losses related to these contracts for the year ended June 30, 2024 were $15 million, and were included in Other income, net in the Consolidated Statements of Earnings (Loss).
Our non-financial assets, such as goodwill, intangible assets, and property, plant and equipment, are assessed for impairment when an event or circumstance indicates that a decline in value may have occurred. See Note 1. Nature of Business and Summary of Significant Accounting Policies for further information.
Note 22.     Subsequent Events
On August 12, 2026, a wholly-owned foreign subsidiary of the Company entered into an unsecured credit facility with local lenders providing for aggregate commitments of approximately $945 million (based on exchange rates in effect at signing). The facility consists of a local currency tranche with a sublimit equivalent to 470 million U.S. Dollars and a U.S. Dollar tranche with sublimit of $475 million (the “August 2026 Facility”). The August 2026 Facility matures 36 months from the date of first utilization and was undrawn as of August 14, 2026. Borrowings may be used to fund working capital and other permitted operating requirements of the borrower, including the repayment of existing intercompany working capital loans. Borrowings bear interest at variable rates based on the applicable benchmark rate for the borrowed currency, including three-month Term SOFR plus 20 basis points for U.S. Dollar denominated loans and the one-year local currency lending benchmark less 71 basis points for local currency denominated loans, in each case subject to customary adjustments. Interest is payable quarterly. Neither the Company, nor any other of its subsidiaries, is a party to or guarantor of the August 2026 Facility. The August 2026 Facility contains various affirmative and negative covenants, financial ratio requirements, and events of default, each subject to applicable thresholds, grace periods and cure provisions.

SCHEDULE II
COHERENT CORP. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED JUNE 30, 2026, 2025, AND 2024
(IN THOUSANDS OF DOLLARS)

	Balance at Beginning of Year	Charged to Expense	Charged to Other Accounts		Assets Held-For-Sale	Deduction from Reserves		Balance at End of Year
YEAR ENDED JUNE 30, 2026:
Allowance for doubtful accounts	$12,189	$6,042	$—		$(13)	$(5,025)	(2)	$13,193
Warranty reserves	$32,754	$24,404	$—		$(869)	$(28,835)		$27,454
Deferred tax asset valuation allowance	$163,678	$48,095	$277	(1)	$(18,126)	$—		$193,924

YEAR ENDED JUNE 30, 2025:
Allowance for doubtful accounts	$9,511	$8,181	$—		$(117)	$(5,386)	(2)	$12,189
Warranty reserves	$44,193	$26,352	$—		$(4,299)	$(33,492)		$32,754
Deferred tax asset valuation allowance	$154,830	$15,413	$3,577	(1)	$(10,142)	$—		$163,678

YEAR ENDED JUNE 30, 2024:
Allowance for doubtful accounts	$8,005	$5,161	$—		$—	$(3,655)	(2)	$9,511
Warranty reserves	$47,563	$34,362	$—		$—	$(37,732)		$44,193
Deferred tax asset valuation allowance	$97,180	$57,968	$(318)	(1)	$—	$—		$154,830

(1) Primarily related to currency translation adjustments.
(2) Primarily relates to write-offs of accounts receivable.

Item 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
Item 9A.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company’s management evaluated, with the participation of the Company’s Chief Executive Officer, and the Company’s Chief Financial Officer and Treasurer, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) as of the end of the period covered by this Annual Report on Form 10-K. The Company’s disclosure controls were designed to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. However, the controls have been designed to provide reasonable assurance of achieving the controls’ stated goals. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective.
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
Item 9B.    OTHER INFORMATION
During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act.
Item 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information set forth above in Part I of this Annual Report on Form 10-K under the caption “Executive Officers of the Registrant” is incorporated herein by reference. The other information required by this item, to the extent applicable, is incorporated herein by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.
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
Insider Trading Policy
Information about our trading policies and procedures can be found under the caption “Company Policy Prohibiting Insider Trading and Speculative Trading, Pledging and Hedging” in the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026 and is incorporated herein by reference.
Item 11.        EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.
Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.
Item 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this item is incorporated herein by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.
Item 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference to the Company’s 2026 Proxy Statement to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.

PART IV
Item 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Financial Statements
The financial statements are set forth under Item 8 of this Annual Report on Form 10-K.
(2) Schedules
Schedule II – Valuation and Qualifying Accounts for each of the three fiscal years in the period ended June 30, 2026 is set forth under Item 8 of this Annual Report on Form 10-K.
Financial statements, financial statement schedules and exhibits not listed have been omitted where the required information is included in the Consolidated Financial Statements or notes thereto, or is not applicable or required.

		Incorporated herein by reference
Exhibit No.	Description	Form	Exhibit No.	Filing Date	File No.
2.01	Agreement and Plan of Merger, dated as of March 25, 2021, by and among II-VI Incorporated, Watson Merger Sub Inc. and Coherent, Inc.	8-K	2.1	March 26, 2021	001-39375
3.01	Amended and Restated Articles of Incorporation of II-VI Incorporated	8-K	3.1	November 8, 2011	000-16195
3.02	Articles of Amendment to Amended and Restated Articles of Incorporation	8-K	3.1	September 8, 2022	001-39375
3.03	Amended and Restated By-Laws of Coherent Corp. as amended and restated effective September 8, 2022	8-K	3.2	September 8, 2022	001-39375
3.04	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective July 6, 2020	10-K	3.03	August 26, 2020	001-39375
3.05	Statement with Respect to Shares, filed with the Pennsylvania Department of State Corporations Bureau and effective March 30, 2021	8-K	3.1	March 31, 2021	001-39375
4.01	Description of Coherent Corp.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	4.01	August 15, 2025	001-39375
4.02	Indenture, dated as of December 10, 2021, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as trustee	8-K	4.1	December 10, 2021	001-39375
4.03	Form of 5.000% Senior Notes due 2029	8-K	4.2 (included in Exhibit 4.1)	December 10, 2021	001-39375
4.04	First Supplemental Indenture, dated as of July 1, 2022, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee	10-K	4.05	August 18, 2023	001-39375
4.05	Second Supplemental Indenture, dated as of May 5, 2023, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee	10-Q	4.01	May 10, 2023	001-39375
4.06	Third Supplemental Indenture, dated as of May 31, 2023, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee	10-K	4.07	August 18, 2023	001-39375

4.07	Fourth Supplemental Indenture, dated as of May 31, 2023, among Coherent Corp., the guarantors party thereto and U.S. Bank National Association, as Trustee	10-K	4.07	August 15, 2025	001-39375

10.01*	Credit Agreement, dated as of July 1, 2022, by and among II-VI Incorporated, the lenders and other parties from time to time party thereto and JPMorgan Chase Bank, N.A., as administrative agent	8-K	10.1	July 1, 2022	001-39375
10.02	Amendment No. 1 to Credit Agreement, dated as of March 31, 2023, by and among Coherent Corp., JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and the lenders party thereto	10-Q	10.1	May 10, 2023	001-39375
10.03	Amendment No. 2 to Credit Agreement, dated April 2, 2024, among Coherent Corp., JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties party thereto	8-K	10.1	April 3, 2024	001-39375
10.04	Amendment No. 3 to Credit Agreement, dated January 2, 2025, among Coherent Corp., JPMorgan Chase Bank, N.A., as administrative agent, the lenders party thereto and the other parties party thereto	8-K	10.1	January 7, 2025	001-39375
10.05	Amendment No.4 to Credit Agreement, dated September 26, 2025, among Coherent Corp., JP Morgan Chase Bank, N.A. as administrative agent, the lenders party thereto and the other parties party thereto.	8-K	10.1	September 26, 2025	001-39375
10.06	Amendment No.5 to Credit Agreement, dated September 26, 2025, among Coherent Corp., JP Morgan Chase Bank, N.A. as administrative agent, the lenders party thereto and the other parties party thereto.	8-K	10.2	September 26, 2025	001-39375
10.07	Investment Agreement, dated as of October 10, 2023 by and between Silicon Carbide LLC and Denso Corporation	8-K	10.1	October 10, 2023	001-39375
10.08	Investment Agreement, dated as of October 10, 2023 by and between Silicon Carbide LLC and Mitsubishi Electric Corporation	8-K	10.2	October 10, 2023	001-39375
10.09	Form of Indemnification Agreement between II-VI Incorporated and its directors and officers	10-K	10.15	August 28, 2018	000-16195
10.10**	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods prior to January 1, 2015)	10-K	10.17	August 28, 2015	000-16195
10.11**	Amended and Restated II-VI Incorporated Deferred Compensation Plan (applicable to periods after January 1, 2015)	10-K	10.18	August 28, 2015	000-16195
10.12**	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Amended and Restated 2012 Omnibus Incentive Plan	10-K	10.30	August 28, 2013	000-16195
10.13**	II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan	10-Q	10.01	February 8, 2016	000-16195
10.14**	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Second Amended and Restated 2012 Omnibus Incentive Plan	10-Q	10.03	November 8, 2016	000-16195

10.15**	II-VI Incorporated Amended and Restated 2018 Omnibus Incentive Plan	S-8	99.1	November 10, 2020	333-249995
10.16**	Form of Nonqualified Stock Option Agreement under the II-VI Incorporated Amended and Restated 2018 Omnibus Incentive Plan	10-Q	10.01	February 8, 2019	000-16195
10.17**	2005 Deferred Compensation Plan	10-K/A	10.6	February 1, 2021	001-33962
10.18**	Coherent Corp. Omnibus Incentive Plan	8-K	10.1	November 18, 2024	001-39375
10.19**	Form of Restricted Share Unit Settled in Shares Award Agreement under the Coherent Corp. Omnibus Incentive Plan (FY24 Award)	10-Q	10.05	February 6, 2024	001-39375
10.20**	Form of Performance Share Unit Award Agreement (Cash Flow; Share-Settled) under the Coherent Corp. Omnibus Incentive Plan (FY24 Award)	10-Q	10.06	February 6, 2024	001-39375
10.21**	Form of Performance Share Unit Award Agreement (Relative TSR; Share-Settled) under the Coherent Corp. Omnibus Incentive Plan (FY24 Award)	10-Q	10.07	February 6, 2024	001-39375
10.22**	Form of Restricted Share Unit Settled in Shares Award Agreement under the Coherent Corp. Omnibus Incentive Plan (FY25 Award)	10-K	10.21	August 15, 2025	001-39375
10.23**	Form of Performance Share Unit Award Agreement (Relative TSR; Share-Settled) under the Coherent Corp. Omnibus Incentive Plan (FY25 Award)	10-K	10.22	August 15, 2025	001-39375
10.24**	Description of Incentive Programs	10-K	10.25	August 16, 2024	001-39375
10.25**	Coherent Corp. Employee Stock Purchase Plan	8-K	10.2	November 13, 2023	001-39375
10.26**	Coherent Corp. Revised Executive Severance Plan	10-Q	10.03	May 7, 2024	001-39375
10.27**	Form of Participation Agreement for the Coherent Corp. Revised Executive Severance Plan	10-Q	10.04	May 7, 2024	001-39375
10.28**	Employment Agreement, dated October 3, 2012, by and between II-VI Incorporated and Giovanni Barbarossa	10-K	10.07	August 28, 2015	000-16195
10.29**	Amended and Restated Employment Agreement, effective August 23, 2022, by and between II-VI Incorporated and Vincent D. Mattera, Jr.	8-K	10.1	August 23, 2022	001-39375
10.30**	Transition Acknowledgment Letter, dated October 3, 2024, by and between Coherent Corp. and Ronald Basso	10-Q	10.1	February 5, 2025	001-39375
10.31**	Offer Letter between James R. Anderson and Coherent Corp. dated May 31, 2024	8-K	10.1	June 3, 2024	001-39375
10.32**	Offer Letter between Sherri R. Luther and Coherent Corp. dated October 8, 2024	8-K	10.1	October 11, 2024	001-39375
10.33**	CEO Award Agreement for Inducement RSUs	8-K	10.2	June 3, 2024	001-39375
10.34**	CEO Award Agreement for Inducement PSUs	8-K	10.3	June 3, 2024	001-39375
10.35**	CFO Award Agreement for Inducement RSUs (3-year vest)	8-K	10.1	October 16, 2024	001-39375
10.36**	CFO Award Agreement for Inducement RSUs (2-year vest)	8-K	10.2	October 16, 2024	001-39375
10.37**	CFO Award Agreement for Inducement PSUs	8-K	10.3	October 16, 2024	001-39375

19.01	Coherent Corp. and its subsidiaries Insider Trading and Tipping Policy, effective September 25, 2018 and revised December 31, 2024	10-K	19.01	August 15, 2025	001-39375
21.01+	List of Subsidiaries of Coherent Corp.
23.01+	Consent of Ernst & Young LLP
31.01+	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
31.02+	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002
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

COHERENT CORP.

Date: August 14, 2026	By:	/s/ James R. Anderson
James R. Anderson
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive Officer:

Date: August 14, 2026	By:	/s/ James R. Anderson
James R. Anderson
Chief Executive Officer and Director
Principal Financial Officer:

Date: August 14, 2026	By:	/s/ Sherri Luther
Sherri Luther
Chief Financial Officer and Treasurer

Principal Accounting Officer:

Date: August 14, 2026	By:	/s/ Ilaria Mocciaro
Ilaria Mocciaro
Senior Vice President, Chief Accounting Officer and Corporate Controller

Date: August 14, 2026	By:	/s/ Enrico DiGirolamo
Enrico DiGirolamo
Chairman of the Board

Date: August 14, 2026	By:	/s/ Joseph J. Corasanti
Joseph J. Corasanti
Director

Date: August 14, 2026	By:	/s/ Michael L. Dreyer
Michael L. Dreyer
Director

Date: August 14, 2026	By:	/s/ Patricia Hatter
Patricia Hatter
Director

Date: August 14, 2026	By:	/s/ David L. Motley
David L. Motley
Director

Date: August 14, 2026	By:	/s/ Lisa Neal-Graves
Lisa Neal-Graves
Director

Date: August 14, 2026	By:	/s/ Stephen Pagliuca

Stephen Pagliuca
Director

Date: August 14, 2026	By:	/s/ Elizabeth A. Patrick
Elizabeth A. Patrick
Director
Date: August 14, 2026	By:	/s/ Shaker Sadasivam
Shaker Sadasivam
Director
Date: August 14, 2026	By:	/s/ Stephen A. Skaggs
Stephen A. Skaggs
Director
Date: August 14, 2026	By:	/s/ Michelle Sterling
Michelle Sterling
Director
Date: August 14, 2026	By:	/s/ Sandeep S. Vij
Sandeep S. Vij
Director
Date: August 14, 2026	By:	/s/ Howard H. Xia
Howard H. Xia
Director