Form 10-Q
period 2026-09-30
COHERENT CORP.
filed 2026-11-04
CIK 820318

\

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2026

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
At November 2, 2026, 196,958,669 shares of Common Stock, no par value, of the registrant were outstanding.

COHERENT CORP.

PART I - FINANCIAL INFORMATION
Item 1.    FINANCIAL STATEMENTS
Coherent Corp. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
($000)

	September 30, 2026	June 30, 2026
Assets
Current Assets
Cash and cash equivalents	$1,552,929	$1,162,018
Restricted cash, current	44,576	35,156
Short-term investments	200,000	825,000
Accounts receivable - less allowance for doubtful accounts of $12,877 at September 30, 2026 and $13,193 at June 30, 2026	1,604,217	1,343,278
Inventories	3,341,373	2,581,043
Prepaid and refundable income taxes	52,453	78,892
Prepaid and other current assets	1,128,718	900,112
Total Current Assets	7,924,266	6,925,499
Property, plant & equipment, net	3,869,814	2,999,343
Goodwill	4,448,341	4,375,597
Other intangible assets, net	2,815,867	2,884,474
Deferred income taxes	90,429	69,434
Restricted cash, non-current	538,838	571,222
Other assets	560,091	474,283
Total Assets	$20,247,646	$18,299,852
Liabilities and Shareholders' Equity
Current Liabilities
Current portion of long-term debt	$19,887	$7,916
Accounts payable	2,506,431	1,905,357
Accrued compensation and benefits	267,851	358,047
Operating lease current liabilities	68,321	61,371
Accrued income taxes payable	91,443	173,248
Other accrued liabilities	502,704	347,990
Total Current Liabilities	3,456,637	2,853,929
Long-term debt	3,980,711	3,214,308
Deferred income taxes	503,735	540,610
Operating lease liabilities	278,061	254,839
Other liabilities	366,769	197,966
Total Liabilities	8,585,913	7,061,652
Shareholders' Equity
Common stock, no par value; authorized - 300,000,000 shares; issued - 214,229,027 shares at September 30, 2026; 212,615,894 shares at June 30, 2026	9,880,767	9,790,596
Accumulated other comprehensive income (AOCI)	284,424	204,112
Retained earnings	1,738,943	1,354,270
	11,904,134	11,348,978
Treasury stock, at cost; 17,297,839 shares at September 30, 2026 and 16,863,102 shares at June 30, 2026	(574,117)	(445,483)
Total Coherent Corp. Shareholders' Equity	11,330,017	10,903,495
Noncontrolling interests (NCI)	331,716	334,705
Total Equity	11,661,733	11,238,200
Total Liabilities and Shareholders' Equity	$20,247,646	$18,299,852
See accompanying Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Earnings (Unaudited)
($000, except per share data)

	Three Months Ended September 30,
	2026	2025
Revenues	$2,370,324	$1,581,378

Costs, Expenses, and Other Expense (Income)
Cost of goods sold	1,442,559	1,002,178
Research and development	236,599	154,877
Selling, general and administrative	304,720	252,084
Restructuring charges	8,580	19,276
Impairment of assets held-for-sale	—	9,100
Gain on sale of business	—	(115,211)
Interest expense	46,330	58,721
Other income, net	(27,218)	(16,533)
Total Costs, Expenses, & Other Expense	2,011,570	1,364,492

Earnings Before Income Taxes	358,754	216,886

Income Tax Benefit	(22,847)	(8,310)

Net Earnings	381,601	225,196
Net Loss Attributable to Noncontrolling Interests	(3,072)	(1,153)
Net Earnings Attributable to Coherent Corp.	384,673	226,349

Less: Dividends on Preferred Stock	—	33,479
Net Earnings Available to the Common Shareholders	$384,673	$192,870

Basic Earnings Per Share	$1.96	$1.24

Diluted Earnings Per Share	$1.90	$1.19
See accompanying Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)
($000)

	Three Months Ended September 30,
	2026	2025
Net earnings	$381,601	$225,196
Other Comprehensive Income (Loss):
Foreign currency translation adjustments	80,461	(27,597)
Change in fair value of interest rate instruments, net of taxes of $(240) and $(1,188) for the three months ended September 30, 2026 and 2025, respectively	(877)	(4,388)
Pension adjustment, net of taxes of $— for the three months ended September 30, 2026 and 2025, respectively	811	(756)
Other Comprehensive Income (Loss)	80,395	(32,741)
Comprehensive Income	461,996	192,455
Comprehensive Loss Attributable to Noncontrolling Interests	(3,072)	(1,153)
Foreign Currency Translation Adjustments Attributable to Noncontrolling Interests	83	(441)
Comprehensive Income Attributable to Coherent Corp.	$464,985	$194,049
See accompanying Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
($000)

	Three Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net earnings	$381,601	$225,196
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation	77,665	52,983
Amortization	69,451	69,446
Share-based compensation expense	74,377	44,134
Non-cash restructuring and impairment charges	1,154	9,872
Amortization of debt issuance costs	2,458	9,786
Loss on disposals of property, plant & equipment	1,006	127
Unrealized gains on foreign currency remeasurements and transactions	(999)	(4,226)
Earnings from equity investments	(211)	(215)
Deferred income taxes	(55,657)	(83,665)
Gain on sale of business	—	(115,211)
Gain on sale of equity investment	—	(6,726)
Loss on debt extinguishment	—	3,056
Increase (decrease) in cash from changes in:
Accounts receivable	(255,278)	(66,628)
Inventories	(737,082)	(219,120)
Accounts payable	429,824	105,357
Contract liabilities	269,276	(8,022)
Income taxes	(32,959)	37,221
Accrued compensation and benefits	(90,196)	(48,206)
Other operating net assets (liabilities)	(227,111)	40,796
Net cash provided by (used in) operating activities	(92,681)	45,955
Cash Flows from Investing Activities
Additions to property, plant & equipment	(775,547)	(103,946)
Proceeds from sale of equity investment	—	9,635
Proceeds from the sale of business, net of fees	—	391,127
Proceeds from sales/maturities of short-term investments	625,000	—
Other investing activities	(50,368)	(18)
Net cash provided by (used in) investing activities	(200,915)	296,798
Cash Flows from Financing Activities
Proceeds from borrowings of Term A Facility	—	1,250,000
Proceeds from borrowings of Term B Facility	—	3,267
Proceeds from borrowings of revolving credit facilities	11,660	88,908
Proceeds from borrowings of other credit facilities	773,355	—
Payments on existing debt	(779)	(1,650,805)
Payments on borrowings under revolving credit facilities	(9,835)	(77,046)
Debt issuance costs	—	(8,542)
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	19,416	21,278
Payments in satisfaction of employees’ minimum tax obligations	(128,633)	(37,443)
Cash dividends paid	—	(11,438)
Other financing activities	(572)	335
Net cash provided by (used in) financing activities	664,612	(421,486)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(3,069)	(1,280)
Net increase (decrease) in cash, cash equivalents, and restricted cash	367,947	(80,013)
Cash, Cash Equivalents, and Restricted Cash at Beginning of Period	1,768,396	1,632,913
Cash, Cash Equivalents, and Restricted Cash at End of Period	$2,136,343	$1,552,900

Supplemental Information
Cash paid for interest	$29,398	$40,996
Cash paid for income taxes	$65,183	$49,375
Non-Cash Investing and Financing Activities:
Additions to property, plant & equipment included in accounts payable	$527,734	$71,647
See accompanying Notes to Condensed Consolidated Financial Statements.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the Condensed Consolidated Balance Sheets that sum to the total of the same amounts shown in the Condensed Consolidated Statements of Cash Flows.

	September 30,
	2026	2025
Cash and cash equivalents	$1,552,929	$852,778
Restricted cash, current	44,576	22,549
Restricted cash, non-current	538,838	677,573
Total cash, cash equivalents, and restricted cash shown in the Condensed Consolidated Statements of Cash Flows	$2,136,343	$1,552,900

Coherent Corp. and Subsidiaries
Condensed Consolidated Statements of Equity and Mezzanine Equity (Unaudited)
($000, including share amounts)

	Common Stock		AOCI	Retained Earnings	Treasury Stock		NCI	Total	Mezzanine Equity
	Shares	Amount			Shares	Amount			Pref Shares	Amount
Balance - June 30, 2026	212,616	$9,790,596	$204,112	$1,354,270	(16,863)	$(445,483)	$334,705	$11,238,200	—	$—
Share-based and deferred compensation	1,613	90,171	—	—	(435)	(128,634)	—	(38,463)	—	—
Net earnings (loss)	—	—	—	384,673	—	—	(3,072)	381,601	—	—
Foreign currency translation adjustments	—	—	80,378	—	—	—	83	80,461	—	—
Change in fair value of interest rate instruments, net of taxes of $(240)	—	—	(877)	—	—	—	—	(877)	—	—
Pension adjustment, net of taxes of $0	—	—	811	—	—	—	—	811	—	—
Balance - September 30, 2026	214,229	$9,880,767	$284,424	$1,738,943	(17,298)	$(574,117)	$331,716	$11,661,733	—	$—

	Common Stock		AOCI	Retained Earnings	Treasury Stock		NCI	Total	Mezzanine Equity
	Shares	Amount			Shares	Amount			Pref Shares	Amount
Balance - June 30, 2025	171,849	$5,056,168	$372,037	$584,374	(16,294)	$(368,065)	$353,508	$5,998,022	215	$2,483,261
Share-based and deferred compensation	1,810	62,558	—	—	(412)	(37,443)	—	25,115	—	—
Net earnings (loss)	—	—	—	226,349	—	—	(1,153)	225,196	—	—
Foreign currency translation adjustments	—	—	(27,156)	—	—	—	(441)	(27,597)	—	—
Change in fair value of interest rate instruments, net of taxes of $(1,188)	—	—	(4,388)	—	—	—	—	(4,388)	—	—
Pension adjustment, net of taxes of $0	—	—	(756)	—	—	—	—	(756)	—	—
Dividends	—	—	—	(33,479)	—	—	—	(33,479)	—	22,041
Balance - September 30, 2025	173,659	$5,118,726	$339,737	$777,244	(16,706)	$(405,508)	$351,914	$6,182,113	215	$2,505,302
See accompanying Notes to Condensed Consolidated Financial Statements.

Coherent Corp. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
Note 1.    Basis of Presentation
Basis of Presentation
The condensed consolidated financial statements of Coherent Corp. (“Coherent”, the “Company”, “we”, “us” or “our”) for the three months ended September 30, 2026 and 2025 are unaudited. In the opinion of management, all adjustments considered necessary for a fair presentation for the periods presented have been included. All adjustments are of a normal recurring nature unless disclosed otherwise. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2026 filed with the Securities and Exchange Commission (the “SEC”) on August 14, 2026. The condensed consolidated results of operations for the three months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year. The Condensed Consolidated Balance Sheet information as of June 30, 2026 was derived from the Company’s audited consolidated financial statements.
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
The following table summarizes disaggregated revenue by market ($000):

	Three Months Ended September 30,
Markets	2026	2025
Datacenter & Communications	$1,951,725	$1,090,000
Industrial	418,599	491,378
Total Revenues	$2,370,324	$1,581,378
Contract Liabilities
Payments received from customers are based on invoices or billing schedules as established in contracts with customers. Contract liabilities generally relate to payments received in advance of performance under the contract. Contract liabilities are recognized as revenue when the performance obligations have been satisfied. During the three months ended September 30, 2026, we recognized revenue of $15 million related to customer payments that were included as contract liabilities in the Consolidated Balance Sheet as of June 30, 2026. We had $333 million of contract liabilities recorded in the Condensed Consolidated Balance Sheet as of September 30, 2026. As of September 30, 2026, $172 million of contract liabilities is included within Other accrued liabilities, and $161 million is included within Other liabilities on the Condensed Consolidated Balance Sheet. As of June 30, 2026, $48 million of contract liabilities is included in Other accrued liabilities, and $15 million is included within Other liabilities on the Condensed Consolidated Balance Sheet.

Note 4.    Inventories
The components of inventories were as follows ($000):

	September 30, 2026	June 30, 2026
Raw materials	$870,807	$660,487
Work in progress	2,011,383	1,556,956
Finished goods	459,183	363,600
Total inventories	$3,341,373	$2,581,043
Note 5.    Property, Plant and Equipment
Property, plant and equipment consists of the following ($000):

	September 30, 2026	June 30, 2026
Land and improvements	$59,674	$58,996
Buildings and improvements	1,048,462	1,030,787
Machinery and equipment	3,364,992	2,916,096
Construction in progress	1,259,141	776,511
	5,732,269	4,782,390
Less accumulated depreciation	(1,862,455)	(1,783,047)
Property, plant and equipment, net	$3,869,814	$2,999,343
Note 6.    Goodwill and Other Intangible Assets
Changes in the carrying amount of goodwill were as follows ($000):

	Three Months Ended September 30, 2026
	Datacenter & Communications	Industrial	Total
Balance-beginning of period	$1,150,400	$3,225,197	$4,375,597
Other reclassifications(1)	141,400	(141,400)	—
Foreign currency translation	1,340	71,404	72,744
Balance-end of period	$1,293,140	$3,155,201	$4,448,341
(1) Other reclassifications include the transfer of $141 million of goodwill from the Industrial segment to the Datacenter & Communications segment related to the movement of certain business units effective as of the first day of fiscal 2027. Goodwill was reallocated using a relative fair value approach. As a result of the transfer between reportable segments, the Company performed an impairment assessment immediately before and immediately after the transfer became effective, and no impairment of goodwill was identified. See Note 18. Segment Reporting for further information.
We test goodwill for impairment annually during the fourth quarter of our fiscal year, or more frequently when events or changes in circumstances indicate that fair value is below carrying value.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill were as follows ($000):

	September 30, 2026			June 30, 2026
	Gross Carrying Amount	Accumulated Amortization	Net Book Value	Gross Carrying Amount	Accumulated Amortization	Net Book Value
Technology	$1,505,282	$(629,241)	$876,041	$1,505,754	$(601,358)	$904,396
Trade Names	438,471	(8,471)	430,000	438,471	(8,471)	430,000
Customer Lists	2,385,930	(876,104)	1,509,826	2,384,730	(834,652)	1,550,078
Backlog and Other	85,373	(85,373)	—	82,887	(82,887)	—
Total	$4,415,056	$(1,599,189)	$2,815,867	$4,411,842	$(1,527,368)	$2,884,474

Note 7.        Assets Held-for-Sale and Sale of Businesses
On September 2, 2025, the Company completed the sale of its aerospace and defense business, which was part of the Industrial segment, for approximately $400 million, subject to customary post-closing adjustments. In connection with the sale, the Company recorded a gain of $115 million and incurred approximately $9 million in transaction related costs, which were recorded in Gain on sale of business and SG&A expenses, respectively, in the Condensed Consolidated Statements of Earnings in the first quarter of fiscal 2026.
On January 30, 2026, the Company completed the sale of its product division based in Munich, Germany that makes tools for materials processing, which was part of the Industrial segment. The transaction resulted in a loss of $96 million. The loss was primarily attributable to impairment charges of $105 million recognized within Impairment of assets held-for-sale in the Condensed Consolidated Statements of Earnings (Loss), including $81 million in the fourth quarter of fiscal 2025, $13 million in the first quarter of fiscal 2026 and $11 million in the second quarter of fiscal 2026. These impairment charges were partially offset by a gain of $115 million recorded within Gain on sale of business in the Condensed Consolidated Statements of Earnings (Loss) in the third quarter of fiscal 2026.
In fiscal 2026, the Company recorded additional non-cash impairment charges of $64 million related to three entities within the Industrial segment. Two of these entities had already been classified as held-for-sale as of June 30, 2025 and remained classified as held-for-sale during the first and second quarters of fiscal 2026, while the third entity was classified as held-for-sale during the fourth quarter of fiscal 2026 and remains classified as held-for-sale at September 30, 2026. A plan to dispose of this entity was approved by management during the fourth quarter of fiscal 2026 as part of the Company’s strategic realignment and the Company expects to complete the disposal through a sale to a third party within one year of the held-for-sale classification date.
Current assets and current liabilities held-for-sale are recorded in Prepaid and other current assets and Other accrued liabilities, respectively, in our Condensed Consolidated Balance Sheets. Noncurrent assets and noncurrent liabilities held-for-sale are recorded in Other assets and Other liabilities, respectively, in our Condensed Consolidated Balance Sheets. Assets and liabilities held-for-sale are in the Industrial segment at both September 30, 2026 and June 30, 2026.
Current and noncurrent assets and liabilities classified as held-for-sale as of September 30, 2026 and June 30, 2026 are as follows ($000):

	September 30, 2026	June 30, 2026
Accounts receivable	$828	$628
Inventories	31,912	31,755
Prepaid and refundable income taxes	142	119
Prepaid and other current assets	3,071	3,127
Less: Impairment of assets held-for-sale	(17,502)	(7,015)
Total current assets held-for-sale	$18,451	$28,614

Property, plant & equipment, net	$21,333	$21,286
Goodwill	3,624	3,624
Other assets	1,833	12,368
Less: Impairment of assets held-for-sale	(26,790)	(37,278)
Total noncurrent assets held-for-sale	$—	$—

Accounts payable	$3,816	$3,328
Accrued compensation and benefits	3,204	3,289
Operating lease current liabilities	788	387
Accrued income taxes payable	413	(510)
Other accrued liabilities	4,476	4,512
Total current liabilities held-for-sale	$12,697	$11,006

Operating lease liabilities	$980	$1,076

Other liabilities	1,314	1,318
Total noncurrent liabilities held-for-sale	$2,294	$2,394
Note 8.    Debt
The components of debt as of the dates indicated were as follows ($000):

	September 30, 2026	June 30, 2026
Term A Facility, interest at adjusted SOFR, as defined, plus 1.25%	$1,140,625	$1,140,625
Debt issuance costs, Term A Facility and Revolving Credit Facility	(9,513)	(10,087)
Term B Facility, interest at adjusted SOFR, as defined, plus 1.75%	1,080,000	1,080,000
Debt issuance costs, Term B Facility	(19,609)	(21,228)
Other Credit Facilities	802,793	28,004
Borrowings on local lines of credit	6,745	4,791
Facility construction loan in Germany	13,235	14,062
5.00% Senior Notes	990,000	990,000
Debt Issuance costs and discount, Senior Notes	(3,678)	(3,943)
Total debt	4,000,598	3,222,224
Current portion of long-term debt	(19,887)	(7,916)
Long-term debt, less current portion	$3,980,711	$3,214,308
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

On September 26, 2025, the Company entered into Amendment No. 4 (“Amendment No. 4”) and Amendment No. 5 (“Amendment No. 5”) to the Credit Agreement. Under Amendment No. 4, (i) the existing revolving credit commitments were refinanced and replaced with new senior secured revolving credit commitments, (ii) $350 million of senior secured incremental revolving credit commitments were added, increasing the total availability under the Revolving Credit Facility to $700 million (the “2025 Revolving Loans”), including a letter of credit sub-facility of up to $100 million, and (iii) a $1,250 million new tranche of senior secured incremental term A loans was added (the “2025 Incremental Term A Loans”), the proceeds of which were used, in part, to repay all outstanding principal, interest and fees of term A loans outstanding under the Credit Agreement (the “Existing Term A Loans”). As amended, the 2025 Revolving Loans and the 2025 Incremental Term A Loans each bear interest at an adjusted SOFR rate subject to a 0.00% floor plus a range of 1.25% to 2.25% based on the Company’s total net leverage ratio. The interest rate applicable to the 2025 Revolving Loans and the 2025 Incremental Term A Loans is initially a SOFR-based rate plus 1.25% as of September 30, 2026. The 2025 Revolving Loans and the 2025 Incremental Term A Loans mature on the earlier of September 26, 2030 or a “Springing Maturity Date,” which is a date that is 91 days prior to the stated maturity of either (i) the Company’s unsecured senior notes or (ii) the term B loans then outstanding if, on such 91st day, the applicable senior notes or term B loans remain outstanding and liquidity is less than (x) $250 million plus (y) the aggregate outstanding principal amount of such notes or term B loans, as applicable. Under Amendment No. 5, the outstanding New Term B-2 Loans were replaced with an equal amount of new term loans (the “New Term B-3 Loans”) having substantially similar terms as the New Term B-2 Loans, except with respect to the interest rate applicable to the New Term B-3 Loans and certain other provisions. As further amended, the New Term B-3 Loans bear interest at a SOFR-based rate (subject to a 0.50% floor) plus 1.75% as of September 30, 2026. The New Term B-3 Loans will mature on July 1, 2029.
Debt extinguishment costs related to the termination of the Existing Term Loans of $3 million were expensed in Other expense, net in the Condensed Consolidated Statement of Earnings during the three months ended September 30, 2025.
In relation to the Term Facilities, the Company incurred interest expense, including amortization of debt issuance costs and the benefit of the interest rate cap, of $30 million and $41 million in the three months ended September 30, 2026 and September 30, 2025, respectively, which is included in Interest expense in the Condensed Consolidated Statements of Earnings.
On July 1, 2023, our interest rate cap became effective, which reduced interest expense by $1 million during the three months ended September 30, 2026, and $6 million in the three months ended September 30, 2025. The amortization of debt issuance costs included in interest expense was $2 million in the three months ended September 30, 2026, and $10 million in the three months ended September 30, 2025. Debt issuance costs are presented as a reduction to debt within Long-term debt in the Condensed Consolidated Balance Sheets.
As of September 30, 2026, the Company was in compliance with all covenants under the Senior Credit Facilities.
The Company had aggregate availability of $669 million under its Revolving Credit Facility as of September 30, 2026.
Debt Assumed through Acquisition
The aggregate principal amount outstanding under a term loan assumed with the closing of the acquisition of Coherent, Inc., is $13 million as of September 30, 2026 and in connection with a Facility Construction Loan in Germany due in 2030 that bears interest at 1.55% per annum. Payments are made quarterly.
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

In relation to the Senior Notes, the Company incurred interest expense of $13 million in each of the three months ended September 30, 2026 and September 30, 2025, which is included in Interest expense in the Condensed Consolidated Statements of Earnings.
The Indenture contains customary covenants and events of default, including default relating to, among other things, payment default, failure to comply with covenants or agreements contained in the Indenture or the Senior Notes and certain provisions related to bankruptcy events. As of September 30, 2026, the Company was in compliance with all covenants under the Indenture.
Other Credit Facilities
In June, July, and August 2026, two wholly-owned foreign subsidiaries of the Company entered into unsecured credit facility agreements with two local lenders providing for aggregate lines of credit of up to $475 million, which is denominated in local currency (the “2026 Credit Lines”). The 2026 Credit Lines mature in 2029 and had $205 million outstanding as of September 30, 2026. Borrowings bear interest at the one-year local currency lending benchmark less 61 basis points, and the interest is payable quarterly. Neither the Company, nor any other of its subsidiaries, is a party to, or a guarantor of, the 2026 Credit Lines.
On August 12, 2026, a wholly-owned foreign subsidiary of the Company entered into an unsecured credit facility with local lenders providing for aggregate commitments of approximately $950 million. The facility consists of a local currency tranche with a sublimit equivalent to 475 million U.S. Dollars and a U.S. Dollar tranche with sublimit of $475 million (the “August 2026 Facility”). The August 2026 Facility matures 36 months from the date of first utilization, August 17, 2026, and had $598 million outstanding as of September 30, 2026. Borrowings may be used to fund working capital and other permitted operating requirements of the borrower, including the repayment of existing intercompany working capital loans. Borrowings bear interest at variable rates based on the applicable benchmark rate for the borrowed currency, including three-month Term SOFR plus 20 basis points for U.S. Dollar denominated loans and the one-year local currency lending benchmark less 71 basis points for local currency denominated loans, in each case subject to customary adjustments. Interest is payable quarterly. Neither the Company, nor any other of its subsidiaries, is a party to, or a guarantor of, the August 2026 Facility.
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

The following table presents lease costs, which include leases for arrangements with an initial term of more than 12 months, remaining lease terms, and discount rates ($000):

Three Months Ended September 30, 2026
Finance lease cost
Interest on lease liabilities	$194
Total finance lease cost	194
Operating lease cost	22,123
Sublease income	(474)
Total lease cost	$21,843

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$194
Operating cash flows from operating leases	20,423
Financing cash flows from finance leases	508

Weighted-average remaining lease term (in years)
Finance leases	5.3
Operating leases	6.2

Weighted-average discount rate
Finance leases	5.6%
Operating leases	5.7%

Three Months Ended September 30, 2025
Finance lease cost
Interest on lease liabilities	$221
Total finance lease cost	221
Operating lease cost	14,947
Sublease income	(328)
Total lease cost	$14,840

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from finance leases	$221
Operating cash flows from operating leases	14,919
Financing cash flows from finance leases	462
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
In the three months ended September 30, 2026, these activities resulted in net charges of $4 million, primarily for asset write-offs, site closure and employee termination costs. In the three months ended September 30, 2025, these activities resulted in $7 million of net charges primarily for site closure and employee termination costs.
Activity and accrual balances for the 2023 Plan were as follows for the first quarter of fiscal 2027 and 2026 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2026	$28,580	$—	$—	$28,580
Restructuring charges	780	1,056	2,354	4,190
Payments	(1,474)	—	—	(1,474)
Asset write-offs and other	135	(1,056)	(2,354)	(3,275)
Balance - September 30, 2026	$28,021	$—	$—	$28,021

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2025	$44,230	$—	$—	$44,230
Restructuring charges	1,237	—	5,268	6,505
Payments	(2,292)	—	—	(2,292)
Asset write-offs and other	1,060	—	(5,268)	(4,208)
Balance - September 30, 2025	$44,235	$—	$—	$44,235
At September 30, 2026, $5 million and $23 million of accrued severance related costs were included in other accrued liabilities and other liabilities on our Condensed Consolidated Balance Sheet, respectively, and are expected to result in cash expenditures through fiscal 2028. The current and prior year severance related net charges are primarily comprised of accruals and adjustments for severance and pay for employees being terminated due to the consolidation of certain manufacturing sites, with severance recorded in accordance with ASC 712.
For the three months ended September 30, 2026 restructuring costs were not material in any segment. For the three months ended September 30, 2025, restructuring costs were primarily incurred in the Datacenter & Communications segment. Restructuring charges (recoveries) are recorded in Restructuring charges in our Condensed Consolidated Statements of Earnings.
2025 Restructuring Plan
Commencing in the quarter ended March 31, 2025, and as part of the Company’s ongoing strategic review of its business, management approved the 2025 Plan. In connection therewith, the Company has incurred restructuring charges, including employee severance and benefits, lease and contract termination costs, asset write-offs, facilities relocation costs and other restructuring-related expenses. We account for restructuring charges in accordance with ASC 420 and ASC 712.
For the three months ended September 30, 2026, these activities resulted in net restructuring charges of $4 million primarily related to employee termination and site closure costs. For the three months ended September 30, 2025, these activities resulted in restructuring charges of $13 million primarily related to employee termination and site closure costs. Actual timing and costs associated with these restructuring actions may differ from our current expectations and estimates and such differences may be material.
Activity and accrual balances for the 2025 Plan were as follows for the first quarter of fiscal 2027 and 2026 ($000):

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2026	$22,531	$9,774	$12,231	$44,536
Restructuring charges	3,149	98	1,143	4,390
Payments	(3,317)	—	—	(3,317)
Asset write-offs and other	(175)	(615)	(1,833)	(2,623)
Balance - September 30, 2026	$22,189	$9,257	$11,541	$42,987

	Severance	Asset Write-Offs	Other	Total Accrual
Balance - June 30, 2025	$16,722	$10,494	$19,897	$47,113
Restructuring charges	10,871	423	1,477	12,771
Payments	(5,356)	—	—	(5,356)
Asset write-offs and other	(433)	(1,143)	(6,575)	(8,151)
Balance - September 30, 2025	$21,804	$9,774	$14,799	$46,377
At September 30, 2026, $22 million of accrued severance related costs were included in other accrued liabilities and are expected to result in cash expenditures primarily through fiscal 2027. The current year severance related net charges are primarily comprised of accruals for severance and pay for employees being terminated due to the consolidation of certain manufacturing and distribution sites as well as workforce reductions, with severance recorded in accordance with ASC 712. At September 30, 2026, total liabilities for asset write-offs and other contract costs of $11 million and $10 million were included in other accrued liabilities and other liabilities, respectively, on our Condensed Consolidated Balance Sheet.
For the three months ended September 30, 2026, restructuring charges were incurred primarily in the Industrial segment and Corporate. For the three months ended September 30, 2025, restructuring charges were primarily incurred in Corporate.
Note 11.        Contingencies
Regulatory Matters
In January 2025, the Company received an inquiry from the Bureau of Industry and Security (“BIS”) concerning past product sales to Huawei; the Company is cooperating with BIS’s inquiry and conducting an internal review of those sales to determine what products are subject to Export Administration Regulations (“EAR”) and consequently restricted for export, reexport, and transfer when Huawei is a party to the transaction. The Company has stopped shipping products to Huawei. The Company is currently in discussions with BIS regarding past product sales and cannot predict the outcome of those discussions. While the Company has received requests for additional information in this matter, the Company has not yet received any determination from BIS. In the event that the Company is found to have violated the EAR, the Company may be required to incur significant penalties and/or costs or expense as a result of the inquiry and to comply with, or remedy any violations of these regulations, but at this time, the Company is unable to determine an estimate or range of loss.
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
The shares issued to NVIDIA were subject to a contractual lock-up for a period of six months following the closing date, during which NVIDIA could not, without the Company’s prior written consent, directly or indirectly transfer or otherwise dispose of the shares or enter into transactions that transfer the economic risks or benefits of ownership.
The Purchase Agreement included a price protection provision that was effective for a period of six months following execution of the Purchase Agreement. The Company evaluated the price protection provision under applicable U.S. GAAP, including ASC 815, Derivatives and Hedging, and ASC 480, Distinguishing Liabilities from Equity, and determined that the provision was indexed to the Company’s own stock and met the criteria for equity classification. Accordingly, the price protection provision was not accounted for as a derivative liability and no separate fair value measurement was required subsequent to issuance. Any potential issuance of additional shares or cash settlement pursuant to the price protection provision, if triggered, would have been accounted for as an adjustment to equity. The price protection provision expired in September 2026 without being triggered. Accordingly, no additional shares were issued and no cash settlement was required.
Preferred stock
As of September 30, 2026, the Company’s amended and restated articles of incorporation authorize the Board of Directors, without shareholder approvals, to issue up to 5 million shares of preferred stock. As of that date, 2.3 million shares of mandatory convertible preferred shares had been previously issued and subsequently converted into shares of the Company’s Common Stock. During the quarter ended December 31, 2025, 75,000 shares and 140,000 shares of previously issued Series

B-1 (“Series B-1 Preferred Stock”) and B-2 convertible preferred stock (“Series B-2 Preferred Stock” and, together with the Series B-1 Preferred Stock, the “Series B Preferred Stock”), no par value per share, respectively, were converted into an aggregate of 30.1 million shares of Common Stock. The majority of the Series B Preferred Stock was converted by the holder and the remainder was converted by the Company. No Series B Preferred Stock was outstanding at June 30, 2026 or September 30, 2026. As a result of the conversion, $2.5 billion was reclassified from Mezzanine Equity to Common Stock during the year ended June 30, 2026.
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
The shares of Series B Preferred Stock were convertible into shares of Common Stock as follows:
•at the election of the holder, each share of Series B Preferred Stock could have been converted into shares of Common Stock at a conversion price of $85 per share (as it may be adjusted from time to time, the “Conversion Price”); and
•at the election of the Company at the then-applicable Conversion Price if the volume-weighted average price of Common Stock exceeded 150% of the then-applicable Conversion Price for 20 trading days out of any 30 consecutive trading days.
The issued shares of Series B Preferred Stock had voting rights, voting as one class with the Common Stock, on an as-converted basis, subject to limited exceptions.
The Series B Preferred Stock was initially measured at fair value less issuance costs, accreted to its redemption value over a 10-year period (using the effective interest method) with such accretion accounted for as deemed dividends and reductions to Net Earnings (Loss) Available to Common Shareholders.
Preferred stock dividends were presented as a reduction to Retained earnings on the Condensed Consolidated Balance Sheets. The Company entered into an agreement with the holder of the Series B Preferred Stock to waive dividends effective November 20, 2025. Due to the conversion of the Series B Preferred Stock to Common Stock in the quarter ended December 31, 2025, no dividends were declared or paid for quarters after September 30, 2025.
The following table presents dividends per share and dividends recognized:

	Three Months Ended September 30,
	2026	2025
Dividends per share to preferred shareholders	$—	$156
Preferred stock dividends ($000)	—	31,751
Preferred stock deemed dividends ($000)	—	1,728
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
The following table presents the activity in noncontrolling interests in Silicon Carbide ($000):

	Three Months Ended September 30,
	2026	2025
Balance-beginning of period	$334,705	$353,508
Share of foreign currency translation adjustments	83	(441)
Net loss	(3,072)	(1,153)
Balance-end of period	$331,716	$351,914
Note 14.    Accumulated Other Comprehensive Income
The changes in Accumulated Other Comprehensive Income (“AOCI”) by component, net of tax, for the three months ended September 30, 2026 were as follows ($000):

	Foreign Currency Translation Adjustment	Interest Rate Instruments	Defined Benefit Pension Plan	Total Accumulated Other Comprehensive Income
AOCI - June 30, 2026	$223,178	$(7,396)	$(11,670)	$204,112
Other comprehensive income before reclassifications	80,461	290	811	81,562
Amounts reclassified from AOCI	—	(1,167)	—	(1,167)
Net current-period other comprehensive income	80,461	(877)	811	80,395
Reclass related to noncontrolling interest	(83)	—	—	(83)
AOCI - September 30, 2026	$303,556	$(8,273)	$(10,859)	$284,424
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
Share-based compensation expense for the periods indicated was as follows ($000):

	Three Months Ended September 30,
	2026	2025
Stock Options and Cash-Based Stock Appreciation Rights	$(1,207)	$549
Restricted Share Awards and Cash-Based Restricted Share Unit Awards	27,744	24,106
Performance Share Awards and Cash-Based Performance Share Unit Awards	43,011	17,215
Employee Stock Purchase Plan	3,622	2,813
	$73,170	$44,683
Note 16.    Income Taxes
The Company’s fiscal year-to-date effective income tax rate was a benefit of 6% at September 30, 2026 compared to a benefit of 4% for the same period in the prior fiscal year. The variance from the U.S. statutory federal income tax rate of 21% was primarily driven by differences between U.S. and foreign tax rates and discrete tax benefits related to return to provision adjustments, excess tax benefits associated with stock-based compensation, and a change to the permanent reinvestment assertion in China.
U.S. GAAP prescribes the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements which includes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of September 30, 2026 and June 30, 2026, the Company’s gross unrecognized tax benefit, excluding interest and penalties, was $64 million and $64 million, respectively. The Company has classified the uncertain tax positions as non-current income tax liabilities, as the amounts are not expected to be paid within one year. As of September 30, 2026, $32 million of the gross unrecognized tax benefit would impact the effective tax rate if recognized. The Company recognizes interest and penalties related to uncertain tax positions in the income tax provision in the Condensed Consolidated Statements of Earnings. The amount of accrued interest and penalties included in the gross unrecognized income tax benefit was $6 million and $5 million at September 30, 2026 and June 30, 2026, respectively.
Fiscal years 2023 to 2026 remain open to examination by the Internal Revenue Service, fiscal years 2022 to 2026 remain open to examination by certain state jurisdictions, and fiscal years 2012 to 2026 remain open to examination by certain foreign taxing jurisdictions. The Company is currently under examination by the Internal Revenue Service for the fiscal year ended June 30, 2024; New York City for the years ended June 30, 2023 through June 30, 2024; New York for the years ended June 30, 2023 through June 30, 2024; Massachusetts for the year ended June 30, 2023; for certain subsidiary companies in Vietnam for the years ended June 30, 2018 through June 30, 2021; Singapore for the years ended June 30, 2021 through June 30, 2024; United Kingdom for the years ended June 30, 2022 through June 30, 2024; Germany for the years ended September 30, 2012 through June 30, 2024; and Netherlands for the years ended June 30, 2018 through June 30, 2020. The Company believes its income tax reserves for these tax matters are adequate.
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
The dilutive effect of equity awards is calculated based on the average stock price for each fiscal period, using the treasury stock method. For the three months ended September 30, 2026 and September 30, 2025, diluted shares outstanding include the dilutive effect of the potential shares of Common Stock issuable from performance and restricted shares.
For the three months ended September 30, 2025, diluted earnings per share also included the potentially dilutive effect of the shares of Common Stock issuable upon conversion of the Series B Preferred Stock (under the If-Converted method), as their effects were dilutive.
The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations ($000, except per share data):

	Three Months Ended September 30,
	2026	2025
Numerator
Net earnings attributable to Coherent Corp.	$384,673	$226,349
Deduct Series B dividends and deemed dividends	—	(33,479)
Basic earnings available to common shareholders	$384,673	$192,870

Effect of dilutive securities:
Add back Series B preferred stock dividends	$—	$31,751
Add back Series B deemed dividends	—	1,728
Diluted earnings available to common shareholders	$384,673	$226,349

Denominator
Weighted average shares	196,213	156,156
Effect of dilutive securities:
Common stock equivalents	5,813	4,644
Series B Convertible Preferred Stock	—	29,884
Diluted weighted average common shares	202,026	190,684

Basic earnings per common share	$1.96	$1.24

Diluted earnings per common share	$1.90	$1.19
Note 18.    Segment Reporting
The Company’s businesses are organized and managed into segments based on similarities in products and services. Segment determination reflects how the CODM evaluates the Company’s operations for decision-making operating decisions and performance assessment. The Company identifies multiple operating segments, which are aggregated into two reportable segments: (i) Datacenter & Communications, and (ii) Industrial. In accordance with ASC 280, Segment Reporting, the aggregation of the Company’s segments is based on similarities in economic characteristics, product and service types, production processes, type or class of customers, and distribution methods.
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
As part of the Company’s annual business planning, the CODM reviews our reportable segment composition and financial performance. As a result of this review, effective July 1, 2026, we moved certain business units across reportable segments. Prior period segment information has not been recast, as the changes to our segment composition did not have a material impact on the operating results of our reportable segments.
The following table summarizes selected financial information of our operations by segment and reconciles segment profit to consolidated earnings before income taxes for the periods presented ($000):

	Three Months Ended September 30,
	2026	2025
Segment revenue
Datacenter & Communications	$1,951,725	$1,090,000
Industrial	418,599	491,378
Total segment revenue	2,370,324	1,581,378

Intersegment revenue
Datacenter & Communications	21,646	9,178
Industrial	30,647	20,842
Elimination of intersegment revenue	(52,293)	(30,020)
Total intersegment revenue	—	—

Segment cost of goods sold and operating expenses (1)
Datacenter & Communications	1,464,688	829,883
Industrial	327,501	395,591
Total segment cost of goods sold and operating expenses	1,792,189	1,225,474

Segment profit
Datacenter & Communications	508,683	269,294
Industrial	121,745	116,629
Total segment profit	630,428	385,923

Unallocated Corporate expenses
Corporate and centralized function costs (2)	(80,170)	(77,343)
Share-based compensation	(73,170)	(44,683)
Restructuring costs (3)	(8,580)	(19,276)
Impairment of assets held-for-sale	—	(9,100)
Integration, site consolidation and other costs (4)	(21,191)	(22,212)
Amortization of intangibles	(69,451)	(69,446)
Interest expense	(46,330)	(58,721)
Gain on sale of business	—	115,211
Other income (expense), net	27,218	16,533
Earnings before income taxes	$358,754	$216,886
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

(3)See Note 10. Restructuring Plans for further information.
(4)Integration, site consolidation and other costs are $21 million and $22 million in the three months ended September 30, 2026 and 2025, respectively, primarily consisting of consulting and legal costs related to initiatives to integrate recent acquisitions into common technology systems, to divest businesses and simplify legal entity structure.
Geographic information for revenues, by location of the customer’s headquarters, were as follows ($000):

	Three Months Ended September 30,
	2026	2025
North America	$1,593,865	$1,002,164
Europe	269,711	191,699
China	305,075	177,669
Japan	88,273	116,324
Rest of World	113,400	93,522
Total	$2,370,324	$1,581,378

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
On February 23, 2022, we entered into an interest rate cap (the “Cap”) with an effective date of July 1, 2023. On March 20, 2023, we amended the Cap to replace the reference rate (“LIBOR”) with SOFR, to be consistent with Amendment No. 1 to the Credit Agreement. See Note 8. Debt for further information. The Cap manages our exposure to interest rate movements on a portion of our floating rate debt. The Cap provides us with the right to receive payment if one-month SOFR exceeds 1.92%. Beginning in July 2023, we began to pay a fixed monthly premium based on an annual rate of 0.853% for the Cap. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. The fair value of the interest rate cap of $2 million and $3 million is recognized in the Condensed Consolidated Balance Sheet within Prepaid and other current assets as of September 30, 2026 and June 30, 2026, respectively. Cash flows from hedging activities are reported in the Condensed Consolidated Statements of Cash Flows in the same classification as the hedged item, generally as a component of cash flows from operations.
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

We estimated the fair value of the Senior Notes and the Term Facilities (“Debt Facilities”) based on quoted market prices as of the last trading day prior to September 30, 2026; however, the Debt Facilities have only a limited trading volume and as such this fair value estimate is not necessarily the value at which the Debt Facilities could be retired or transferred. We concluded that this fair value measurement should be categorized within Level 2. The carrying values of the Debt Facilities are net of unamortized discount and issuance costs. See Note 8. Debt for details on the Company’s Debt Facilities.
The fair value and carrying value of the Debt Facilities were as follows ($000):

	September 30, 2026		June 30, 2026
	Fair Value	Carrying Value	Fair Value	Carrying Value
Senior Notes	$948,489	$986,322	$974,437	$986,057
Term A Facility	1,146,328	1,135,197	1,142,051	1,134,859
Term B Facility	1,084,730	1,060,391	1,082,030	1,058,772
Our borrowings, including our lease obligations and the Debt Facilities, are considered Level 2 among the fair value hierarchy.
Cash and cash equivalents are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those investments. At September 30, 2026 and June 30, 2026, time deposits of $200 million and $825 million, respectively, with maturities of one year or less, are recorded in Short-term investments on the Condensed Consolidated Balance Sheet are considered Level 1 among the fair value hierarchy and approximate fair value because of the short-term maturity of those investments.
At September 30, 2026, total restricted cash was $583 million, which includes $581 million held by Silicon Carbide LLC and restricted for use only by that subsidiary, and $2 million of cash restricted for other purposes in other entities. At June 30, 2026, total restricted cash was $606 million, which includes $604 million of cash held by Silicon Carbide LLC and restricted for use only by that subsidiary, and $2 million of cash restricted for other purposes in other entities. The restricted cash is invested in money market accounts and time deposits, with maturities of one year or less, that are held-to-maturity, are considered Level 1 among the fair value hierarchy and approximate fair value. Restricted cash that is expected to be spent and released from restriction after 12 months is classified as non-current on the Condensed Consolidated Balance Sheets.
We, from time to time, purchase foreign currency forward exchange contracts that permit us to sell specified amounts of these foreign currencies for pre-established U.S. dollar amounts at specified dates that represent assets or liabilities on the balance sheets of certain subsidiaries. These contracts are entered into for the purpose of limiting translational exposure to changes in currency exchange rates and which otherwise would expose our earnings, on the revaluation of our aggregate net assets or liabilities in respective currencies, to foreign currency risk. At June 30, 2026, we had one foreign currency forward contract recorded at fair value and no contracts at September 30, 2026. The fair values of these instruments, when outstanding, are measured using valuations based upon quoted prices for similar assets and liabilities in active markets (Level 2) and are valued by reference to similar financial instruments, adjusted for credit risk and restrictions and other terms specific to the contracts. Realized gains related to these contracts for the three months ended September 30, 2026 and September 30, 2025 were $0.2 million and zero, respectively, and were included in Other income, net in the Condensed Consolidated Statements of Earnings.

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
Although our management considers the expectations and assumptions on which the forward-looking statements in this Quarterly Report on Form 10-Q are based to have a reasonable basis, there can be no assurance that management’s expectations, beliefs or projections as expressed in the forward-looking statements will actually occur or prove to be correct. In addition to general industry and global economic conditions, factors that could cause actual results to differ materially from those discussed in the forward-looking statements in this Quarterly Report on Form 10-Q include, but are not limited to: (i) the failure of any one or more of the expectations or assumptions on which such forward-looking statements are based to prove to be correct; and (ii) the risks relating to forward-looking statements and other “Risk Factors” discussed in Item 1A in this Quarterly Report on Form 10-Q, the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 and in the Company's other reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update information contained in these forward-looking statements whether as a result of new information, future events or developments, or otherwise.
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

Overview
Coherent Corp. (“Coherent”, the “Company,” “we,” “us” or “our”) is a vertically integrated manufacturing company that develops, manufactures and markets lasers, transceivers, and other optical and optoelectronic devices, modules, and systems, as well as engineered materials, for use in datacenter & communications, as well as industrial applications, including precision manufacturing, energy, semiconductor & display capital equipment, and instrumentation. We generate nearly all of our revenues, earnings, and cash flows from developing, manufacturing, and marketing a wide range of products and services for our end markets. Coherent has broad technical expertise and a deep technology stack in areas of importance to our products, including materials growth and fabrication of specialty materials, lasers including semiconductor and high power lasers, passive optics including isolators, transceivers, transport equipment, high power lasers for semiconductor capital equipment, display manufacturing, precision manufacturing, consumer electronics, life sciences applications and scientific research. Many of our products include custom integrated software that we develop internally, leveraging our deep domain expertise. Headquartered in Saxonburg, Pennsylvania, Coherent has research and development, manufacturing, sales, service, and distribution facilities worldwide.
Trends and Other Matters Affecting Our Business
Industry Conditions
Coherent is a global leader in photonic technology. Our broad photonic technology platform is foundational to the performance and scalability of AI datacenters. AI runs on compute, but it scales on optical connectivity. Coherent is at the center of an extraordinary expansion in optical networking infrastructure, driven by the rapid growth of AI, the transition from copper to optical connectivity, and the increasing need for bandwidth and energy efficiency across increasingly large and complex datacenter architectures. Demand in the datacenter and communications markets remain strong, driven by continued investment in artificial intelligence infrastructure and increasing demand for higher-speed, higher-capacity optical connectivity. Within datacenters, the transition to next-generation optical transceivers and the increasing use of optical connectivity across scale-out, scale-up and emerging chip-to-chip architectures are supporting continued market growth, as optical technologies increasingly address bandwidth and connectivity requirements historically served by copper. In communications markets, demand is benefiting from the expansion of high-capacity connections between geographically distributed AI datacenters, driving increased adoption of optical components, modules and systems designed to improve utilization of existing fiber infrastructure and support higher-capacity networks. Customer commitments and longer-term agreements continue to provide visibility into sustained demand across these markets. We are investing in manufacturing capacity for the Datacenter and Communications markets, including expanding our indium phosphide capacity in Sherman, Texas, and Sweden to address our increased customer demand and industry-wide shortage. In our Industrial markets, we are experiencing strong demand in semiconductor capital equipment.
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
For the three months ended September 30, 2026, these activities resulted in net charges of $4 million, primarily for asset write-offs, site closure costs and adjustments to employee termination costs. In fiscal 2026, these activities resulted in net charges of $1 million, primarily for site closure costs partially offset by adjustments to employee termination costs. In fiscal 2025, these activities resulted in charges of $53 million, primarily for impairment losses associated with the sale of our Newton Aycliffe business, impairment of right-of-use (“ROU”) assets, employee termination costs, site closure costs and accelerated depreciation. In fiscal 2024, these activities resulted in $27 million of charges primarily for acceleration of depreciation, write-off of property and equipment, and site closure costs. See Note 10. Restructuring Plans for further information.
2025 Plan
Commencing in the quarter ended March 31, 2025, and as part of the Company’s ongoing strategic review of its business, management approved the 2025 Plan to take a number of restructuring actions, including site consolidations, facilities moves and closures, workforce reductions, contract terminations, and certain other associated cost reductions. The 2023 Plan and the 2025 Plan are collectively referred to as the “Restructuring Plans.”
For the three months ended September 30, 2026, these activities resulted in net restructuring charges of $4 million, primarily for adjustments to employee termination costs and site closure costs. In fiscal 2026, these activities resulted in $62 million of net charges primarily related to write-off of property and equipment, employee termination and site closure costs. In fiscal 2025, these activities resulted in $107 million of net charges primarily for the write-off of property and equipment and ROU assets, employee and contract termination costs. See Note 10. Restructuring Plans for further information.
Impairment of Assets Held-for-Sale and Sale of Business
In fiscal 2026, we recorded additional non-cash impairment charges of $64 million related to three entities within the Industrial segment. Two of these entities had already been classified as held-for-sale as of June 30, 2025 and remained classified as held-for-sale during the first and second quarters of fiscal 2026, while the third entity was classified as held-for-sale during the fourth quarter of fiscal 2026 and remains classified as held-for-sale at September 30, 2026.
On September 2, 2025, we completed the sale of our aerospace and defense business, which was part of our Industrial segment, for approximately $400 million and recorded a gain of $115 million to Gain on sale of business in our Condensed Consolidated Statements of Earnings (Loss) in the first quarter of fiscal 2026.
On January 30, 2026, the Company completed the sale of its product division based in Munich, Germany. The loss associated with the sale was $96 million, with a substantial portion of this loss recognized through impairment charges within Impairment of assets held-for-sale in the Condensed Consolidated Statement of Earnings (Loss), including $81 million in the fourth quarter of fiscal 2025, $13 million in the first quarter of fiscal 2026 and $11 million in the second quarter of fiscal 2026. This was partially offset by a gain of $115 million recorded within Gain on sale of business in the Condensed Consolidated Statements of Earnings in the third quarter of fiscal 2026.
See Note 7. Assets Held-for-Sale and Sale of Businesses for further information.
Macroeconomic Conditions - Tariffs and Export Controls
In early 2025, the United States implemented significant new tariffs and export restrictions affecting a broad range of countries, commodities and industries. These actions have prompted retaliatory measures from certain foreign governments, including the imposition of tariffs and export controls. On February 20, 2026, the U.S. Supreme Court ruled that tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”) were not authorized by the statute. The Company is the importer of record for certain raw materials and products that were previously subject to such tariffs under IEEPA. During the fourth quarter of fiscal 2026, following the orders of the U.S. Court of International Trade directing U.S. Customs and Border Protection to refund such duties, the Company concluded that recovery of a portion of previously paid tariffs was probable. As a result, the Company recorded the receipt of tariff refunds received and recognized a net receivable for additional refunds expected to be recovered. The amounts recorded were not material to the Company. The receivable at September 30, 2026 represents the Company’s estimate of recoverable tariffs associated with eligible import entries based on information available as of September 30, 2026, including shipment‑level data and applicable court rulings guidance. The timing of collection remains subject to U.S. Customs and Border Protection’s administrative processes, and actual amounts ultimately received may differ from estimates as refund claims are reviewed and validated.
As a global company with a substantial and diversified manufacturing footprint, we have some ability to mitigate the effects of tariffs, trade sanctions, and other geopolitical challenges. Our global supply chain and internal production capabilities for many critical components provides flexibility in sourcing and manufacturing, which helps support customer demand and business continuity. However, sustained disruption in global trade conditions could increase costs, disrupt operations, reduce demand or delay production, adversely affecting our business, financial condition, results of operations and cash flows.
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
Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 describes the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements.
New Accounting Standards
See Note 2. Recently Issued Financial Accounting Standards for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Results of Operations
The following tables set forth select items from our Condensed Consolidated Statements of Earnings for the three months ended September 30, 2026 and 2025 ($ in millions, except per share data) (1):

	Three Months Ended September 30, 2026		Three Months Ended September 30, 2025
		% of Revenues		% of Revenues
Revenues	$2,370	100%	$1,581	100%
Cost of goods sold	1,443	61	1,002	63
Gross margin	928	39	579	37
Operating expenses:
Research and development	237	10	155	10
Selling, general and administrative	305	13	252	16
Restructuring charges	9	—	19	1
Impairment of assets held-for-sale	—	—	9	1
Gain on sale of business	—	—	(115)	(7)
Interest and other, net	19	1	42	3
Earnings Before Income Taxes	359	15	217	14
Income Tax Benefit	(23)	(1)	(8)	(1)
Net Earnings	382	16	225	14
Net Loss Attributable to Noncontrolling Interests	(3)	—	(1)	—
Net Earnings Attributable to Coherent Corp.	$385	16%	$226	14%

Diluted Earnings Per Share	$1.90		$1.19
(1) Some amounts may not add due to rounding.
Consolidated Operating Results
Revenues. Revenues for the three months ended September 30, 2026 increased 50% to $2,370 million, compared to $1,581 million for the same period last fiscal year. Revenues in the Datacenter & Communications segment increased $862 million, or 79%, driven by continued strong AI datacenter demand. The Communications business also benefited from increased demand for data center interconnect, scale across and traditional telecom applications. Revenue in the Industrial segment decreased $73 million, or 15%, primarily due to the divestitures of our aerospace and defense business on September 2, 2025 and our Munich, Germany business on January 30, 2026.
Gross margin. Gross margin for the three months ended September 30, 2026 was $928 million, or 39% of revenues, compared to $579 million, or 37% of revenues, for the same period last fiscal year, an increase of 254 basis points. The increase was primarily driven by lower product input costs, manufacturing efficiencies and yield improvements within the Datacenter & Communications segment. In addition, gross margin benefited from pricing optimization initiatives and lower amortization expense across both the Datacenter & Communications and Industrial segments. Gross margins in the Industrial segment also benefitted from the divestiture of our aerospace and defense business on September 2, 2025 and our Munich, Germany business on January 30, 2026.
Research and development. Research and development (“R&D”) expenses for the three months ended September 30, 2026 were $237 million, or 10% of revenues, compared to $155 million, or 10% of revenues, for the same period last fiscal year. The increase in R&D expenses was primarily driven by continued investment in our product portfolios, particularly within our Datacenter & Communications segment. These investments were primarily in Transceivers and PhotonLink, as well as optical circuit switches (OCS) and Multi-rail solutions, which support our long-term growth strategy.
Selling, general and administrative. Selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2026 were $305 million, or 13% of revenues, compared to $252 million, or 16% of revenues, for the same period last fiscal year. The increase in SG&A expenses was primarily driven by higher share-based compensation expense, facility exit costs, integration and divestiture-related consulting costs, and information technology costs, partially offset by operating leverage from higher revenues.

Restructuring charges. Restructuring charges for the three months ended September 30, 2026 and 2025 were $9 million and $19 million, respectively, consisting primarily of employee termination costs and move costs due to the consolidation and closure of certain manufacturing sites. See Note 10. Restructuring Plans included in Item 1 of this Quarterly Report on Form 10-Q for further information.
Impairment of assets held-for-sale. Impairment of assets held-for-sale for the three months ended September 30, 2025 was $9 million and represented non-cash impairment charges to reduce our carrying value in entities that continue to meet the held-for-sale criteria at September 30, 2025 to their estimated fair values. See Note 7. Assets Held-for-Sale and Sale of Businesses for further information.
Gain on sale of business. Gain on sale of business for the three months ended September 30, 2025 was $115 million and represented the gain on the sale of our aerospace and defense business. See Note 7. Assets Held-for-Sale and Sale of Businesses for further information.
Interest and other, net. Interest and other, net expense for the three months ended September 30, 2026 was $19 million, compared to $42 million for the same period in the prior fiscal year, a decrease of $23 million. Included in Interest and other, net, were interest expense on borrowings, foreign currency gains and losses, amortization of debt issuance costs, and interest and dividend income on cash balances. For the three months ended September 30, 2026, the decrease of $23 million in comparison to the same period last fiscal year was driven by $13 million higher foreign exchange net gains and $12 million lower interest expense. The $13 million higher foreign exchange net gains were primarily due to higher volatility of exchange rates during the three months ended September 30, 2026. The $12 million lower interest expense was primarily due to lower interest expense on our Term Loans resulting from lower balances and lower interest rates, partially offset by lower interest expense benefit from our interest rate cap.
Income taxes. The Company’s year-to-date effective income tax rate at September 30, 2026 was a 6% benefit compared to a 4% benefit for the same period in the prior fiscal year. The variance from the U.S. statutory federal income tax rate of 21% was primarily driven by differences between U.S. and foreign tax rates and discrete tax benefits related to return to provision adjustments, excess tax benefits associated with stock-based compensation, and a change to the permanent reinvestment assertion in China.
Net loss attributable to noncontrolling interests. Net loss attributable to noncontrolling interests for the three months ended September 30, 2026 was $3 million compared to $1 million in the same period in the prior fiscal year. This amount represents the noncontrolling interest holders’ shares of losses of Silicon Carbide LLC. See Note 13. Noncontrolling Interests for further information.
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
Datacenter & Communications ($ in millions)

	Three Months Ended September 30,		% Increase
	2026	2025
Revenues	$1,952	$1,090	79%
Segment profit	$509	$269	89%

Revenues for the three months ended September 30, 2026 increased 79% to $1,952 million, compared to $1,090 million for the same period in the prior fiscal year. The increase in revenue of $862 million during the three months ended September 30, 2026 was primarily driven by growth in our Datacenter business reflecting continued strong AI datacenter demand as well as higher Communications business volumes due to increased demand for data center interconnect, scale across and traditional telecom applications.
Segment profit for the three months ended September 30, 2026 increased 89% to $509 million, compared to segment profit of $269 million for the same period last fiscal year. The increase in segment profit for the three months ended September 30, 2026 was primarily driven by higher revenues, partially offset by increased R&D investments to support expansion of our product portfolio.
Industrial ($ in millions)

	Three Months Ended September 30,		% Increase (Decrease)
	2026	2025
Revenues	$419	$491	(15)%
Segment profit	$122	$117	4%
Revenues for the three months ended September 30, 2026 decreased 15% to $419 million, compared to revenues of $491 million for the same period in the prior fiscal year. Compared to the three months ended September 30, 2025, Industrial revenues decreased $73 million year-over-year, primarily due to the divestitures of our aerospace and defense business on September 2, 2025 and our Munich, Germany business on January 30, 2026.
Segment profit for the three months ended September 30, 2026 increased 4% to $122 million, compared to segment profit of $117 million for the same period last fiscal year, primarily driven by the divestitures of our aerospace and defense business and our Munich, Germany business in addition to pricing optimization initiatives and lower manufacturing costs.
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
Sources (uses) of cash ($ in millions):

Year Ended June 30,	2026	2025
	Three Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$(93)	$46
Proceeds from exercises of stock options and purchases of stock under employee stock purchase plan	19	21
Effect of exchange rate changes on cash and cash equivalents and other items	(3)	(1)
Proceeds from long-term borrowings and revolving credit facilities	785	1,342
Payment of dividends	—	(11)
Debt issuance costs	—	(9)
Proceeds from sales/maturities of short-term investments	625	—
Proceeds from the sale of business	—	391
Proceeds from sale of equity investment	—	10
Other items	(51)	—
Payments in satisfaction of employees’ minimum tax obligations	(129)	(37)
Payments on borrowings under revolving credit facilities	(10)	(77)
Payments on existing debt	(1)	(1,651)
Additions to property, plant & equipment	(776)	(104)

Operating activities:
Net cash used in operating activities was $93 million for the three months ended September 30, 2026 compared to net cash provided by operating activities of $46 million for the same period in the prior fiscal year. The increase in cash used in operating activities was primarily driven by a significant increase in inventory levels to support higher revenue growth, resulting in increased use of working capital. This was partially offset by higher accounts payable and higher net earnings.
Investing activities:
Net cash used in investing activities was $201 million for the three months ended September 30, 2026, compared to net cash provided by investing activities of $297 million for the same period in the prior fiscal year. The increase in cash used was primarily due to $672 million higher cash used to fund capital expenditures partially offset by $625 million net purchases of short-term investments.
Financing activities:
Net cash provided by financing activities was $665 million for the three months ended September 30, 2026, compared to net cash used of $421 million for the same period in the prior fiscal year. The cash provided by financing activities during the first quarter of fiscal 2026 was primarily due to $773 million proceeds from borrowings of other credit facilities. The cash used in financing activities during the first fiscal quarter of 2026 was primarily due to payments, net of borrowings, on existing debt obligations.
Senior Credit Facilities
On September 26, 2025, the Company entered into Amendment No. 4 and Amendment No. 5 to the Credit Agreement. Under Amendment No. 4, (i) the existing revolving credit commitments were refinanced and replaced with new senior secured revolving credit commitments, (ii) $350 million of senior secured incremental revolving credit commitments were added, increasing the total availability under the 2025 Revolving Loans to $700 million and (iii) the 2025 Incremental Term A Loans were added, the proceeds of which were used, in part, to repay all outstanding principal, interest and fees of the Existing Term A Loans. As amended, the 2025 Revolving Loans and the 2025 Incremental Term A Loans each bear interest at an adjusted SOFR rate subject to a 0.00% floor plus a range of 1.25% to 2.25% based on the Company’s total net leverage ratio. The interest rate applicable to the 2025 Revolving Loans and the 2025 Incremental Term A Loans is initially a SOFR-based rate plus 1.25% as of September 30, 2026. The 2025 Revolving Loans and the 2025 Incremental Term A Loans mature on the earlier of September 26, 2030 or a “Springing Maturity Date,” which is a date that is 91 days prior to the stated maturity of either (i) the Company’s unsecured senior notes or (ii) the term B loans then outstanding if, on such 91st day, the applicable senior notes or term B loans remain outstanding and liquidity is less than (x) $250 million plus (y) the aggregate outstanding principal amount of such notes or term B loans, as applicable. Under Amendment No. 5, the outstanding New Term B-2 Loans were replaced with the New Term B-3 Loans having substantially similar terms as the New Term B-2 Loans, except with respect to the interest rate applicable to the New Term B-3 Loans and certain other provisions. As further amended, the New Term B-3 Loans bear interest at a SOFR-based rate (subject to a 0.50% floor) plus 1.75% as of September 30, 2026. The New Term B-3 Loans will mature on July 1, 2029.
In relation to the Term Facilities, the Company incurred expense of $30 million for the three months ended September 30, 2026, which is included in Interest expense in the Condensed Consolidated Statements of Earnings. Our interest rate cap reduced interest expense by $1 million during the three months ended September 30, 2026.
As of September 30, 2026, the Company had no borrowings outstanding under the Revolving Credit Facility.
In June, July, and August 2026, certain wholly-owned foreign subsidiaries of the Company entered into unsecured credit facility agreements with local lenders providing for aggregate lines of credit of up to $475 million, which is denominated in local currency (the “2026 Credit Lines”). The 2026 Credit Lines mature in June, July, and August of 2029 and had $205 million outstanding as of September 30, 2026. Borrowings bear interest at the one-year local currency lending benchmark less 61 basis points, and the interest is payable quarterly. Neither the Company, nor any other of its subsidiaries, is a party to, or a guarantor of, the 2026 Credit Lines.
On August 12, 2026, a wholly-owned foreign subsidiary of the Company entered into an unsecured credit facility with local lenders providing for aggregate commitments of approximately $950 million. The facility consists of a local currency tranche with a sublimit equivalent to 475 million U.S. Dollars and a U.S. Dollar tranche with sublimit of $475 million (the “August 2026 Facility”). The August 2026 Facility matures 36 months from the date of first utilization, August 17, 2026, and had $598 million outstanding as of September 30, 2026. Borrowings may be used to fund working capital and other permitted operating requirements of the borrower, including the repayment of existing intercompany working capital loans. Neither the Company, nor any other of its subsidiaries, is a party to, or a guarantor of, the August 2026 Facility.
Weighted Average Interest Rate

The weighted average interest rate of total borrowings was 5% and 6% for the three months ended September 30, 2026 and 2025, respectively.
Our cash position, borrowing capacity and debt obligations are as follows (in millions):

	September 30, 2026	June 30, 2026
Cash and cash equivalents	$1,553	$1,162
Restricted cash, current	45	35
Restricted cash, non-current	539	571
Short-term investments	200	825
Available borrowing capacity under Revolving Credit Facility	669	664
Total debt obligations	4,001	3,222
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
Our cash and cash equivalent balances are generated and held in numerous locations throughout the world, including amounts held outside the United States. As of September 30, 2026, the Company held approximately $944 million of cash, cash equivalents and restricted cash outside of the United States. Generally, cash balances held outside the United States could be repatriated to the United States.
At September 30, 2026, we had $583 million of restricted cash, which includes $581 million at Silicon Carbide LLC that is restricted for use by only that subsidiary.

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
Interest Rate Risks
As of September 30, 2026, our total borrowings include variable rate borrowings, which expose us to changes in interest rates. On February 23, 2022, we entered into an interest rate cap, amended on March 20, 2023, with an effective date of July 1, 2023. On September 1, 2024, we increased the notional amount from $500 million to $1,500 million. If we had not effectively hedged our variable rate debt, a change in the interest rate of 100 basis points on these variable rate borrowings would have resulted in additional interest expense of $7 million for the three months ended September 30, 2026.
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
Item 1A.    RISK FACTORS
In addition to the other information set forth in this Quarterly Report on Form 10-Q, carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended June 30, 2026 and additional risk factors that may be identified from time to time in filings of the Company, any of which could materially affect our business, financial condition or future results. Those risk factors are not the only risks facing the Company. Additional risks and uncertainties not currently known or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 5.    OTHER INFORMATION
During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) of the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading agreement” or “non-Rule 10b5-1 trading agreement,” as each term is defined in Item 408 of Regulation S-K of the Exchange Act, except as follows:
On September 15, 2026, Sherri Luther, the Company’s Chief Financial Officer, entered into a 10b5-1 trading arrangement (the “10b5-1 Plan”) for the sale of 8,956 shares of the Company’s common stock, and the potential sale of a portion of the net shares of the Company’s common stock resulting from the vesting of various performance share and restricted share award vesting during 2027. The 10b5-1 Plan, scheduled to commence on January 14, 2027, is intended to satisfy the affirmative defense of Rule 10b5-1(c) and will terminate on December 31, 2027.

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

Coherent Corp.
(Registrant)

Date: November 4, 2026	By:	/s/ James R. Anderson
James R. Anderson Chief Executive Officer

Date: November 4, 2026	By:	/s/ Sherri Luther
Sherri Luther Chief Financial Officer and Treasurer